Form 10-Q
period 2003-09-30
BRILLIAN CORP
filed 2003-11-12
CIK 1232229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act Of 1934

For the Quarter Ended September 30, 2003

Commission file number 0-50289

Brillian Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	05-0567906

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 North Desert Drive, Tempe, Arizona 85281 (Address of Principal Executive Offices) (Zip Code)

(602) 389-8888 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	OUTSTANDING AS OF OCTOBER 31, 2003

Common Par value $.001 per share	5,332,966

BRILLIAN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRILLIAN CORPORATION
CONDENSED BALANCE SHEETS
(in thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,537	$—
Accounts receivable, net	574	348
Inventories	2,848	2,584
Deferred tax asset	511	—
Other current assets	765	427

Total current assets	24,235	3,359

Property, plant and equipment, net	6,776	8,218
Intangibles, net	8,943	9,627
Other investments	6,331	6,331

Total Assets	$46,285	$27,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$690	$516
Accrued compensation	222	573
Accrued liabilities	612	192
Deferred revenue	72	335

Total current liabilities	1,596	1,616

Deferred tax liability	1,441	—
Commitments and Contingencies
Stockholders’ Equity:
TFS net investment	—	25,919
Common stock	5	—
Additional paid-in capital	45,688	—
Deferred compensation	(1,466)	—
Accumulated deficit	(979)	—

Total stockholders’ equity	43,248	25,919

Total Liabilities and Stockholders’ Equity	$46,285	$27,535

The accompanying notes are an integral part of these condensed financial statements.

BRILLIAN CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net product sales	$602	$194	$1,411	$516
Design and engineering services	101	151	423	278

Total net sales	703	345	1,834	794

Costs and Expenses:
Cost of sales - products	2,279	2,507	6,814	9,524
Cost of sales – design and engineering services	97	131	380	255
Selling, general, and administrative	1,169	825	3,434	2,637
Research and development	1,814	2,004	5,211	6,628

	5,359	5,467	15,839	19,044

Operating loss	(4,656)	(5,122)	(14,005)	(18,250)
Other Income (Expense):
Interest, net	14	—	14	—
Loss before income taxes	(4,642)	(5,122)	(13,991)	(18,250)
Benefit from income taxes	(160)	—	(160)	—

Net Loss	$(4,482)	$(5,122)	$(13,831)	$(18,250)

Loss per Common Share:
Basic and diluted	$(0.84)		$(2.59)

Weighted Average Number of Common Shares:
Basic and diluted	5,333		5,333

The accompanying notes are an integral part of these condensed financial statements.

BRILLIAN CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash Flows from Operating Activities:
Net loss	$(13,831)	$(18,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,683	2,521
Stock compensation	67	—
Deferred revenue	(263)	—
Provision for doubtful accounts	—	62
Deferred income taxes	(160)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(226)	(122)
(Increase) decrease in inventories	(264)	1,179
(Increase) decrease in other assets	(338)	(205)
Increase (decrease) in accounts payable and accrued liabilities	243	(1,798)

Net cash used in operating activities	(12,089)	(16,613)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(334)	(2,991)
Proceeds from sale of asset	114	125
Purchase of intangibles	(337)	(4,735)
Investment in Colorlink	—	(5,081)

Net cash provided by (used in) investing activities	(557)	(12,682)

Cash Flows from Financing Activities:
Net transfers from TFS	11,317	29,295
Cash transfer from TFS at spin-off	20,853	—
Stock options exercised	13	—

Net cash provided by (used in) financing activities	32,183	29,295

Net increase (decrease) in cash and cash equivalents	19,537	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$19,537	$—

The accompanying notes are an integral part of these condensed financial statements.

BRILLIAN CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A	Organization and Basis of Presentation

We develop, manufacture, and market microdisplay products and system solutions utilizing liquid crystal on silicon, or LCoS, microdisplay technology for a variety of markets. These markets include rear-projection high-definition televisions; front-projector multimedia and home theater projectors; and “near-to-eye,” or personal display applications, including head-mounted monocular and binocular headsets or viewers for industrial, medical, military, commercial, and consumer applications.

Historically, we operated as a division of Three-Five Systems, Inc. (“TFS”). On March 17, 2003, TFS announced that its board of directors had approved a decision to form a wholly owned subsidiary, to transfer its microdisplay business and assets into this subsidiary, and to distribute the common stock of this subsidiary to its stockholders in a spin-off. Pursuant to this decision, on May 7, 2003, TFS formed our company under the name Brillian Corporation (“Brillian”) under Delaware law.

On September 1, 2003, we and TFS entered into a Master Separation and Distribution Agreement under which TFS transferred to us substantially all of the assets of, and we assumed substantially all of the corresponding liabilities of, TFS’ microdisplay business. On September 15, 2003, TFS distributed all outstanding shares of Brillian common stock owned by TFS to TFS stockholders as a dividend (the “Spin-Off”). In addition, we entered into ancillary agreements that govern various ongoing relationships between us and TFS. In connection with the Spin-Off, TFS received a ruling from the Internal Revenue Service (the “IRS”) that the Spin-Off is tax free. In connection with the Spin-Off, TFS provided initial cash funding in the amount of $22 million. We incurred Spin-Off related costs of $699,000 and $1.5 million in the three- and nine-month periods ended September 30, 2003.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003. These financial statements should be read in conjunction with our December 31, 2002 financial statements and the accompanying notes thereto included in our Form 10 filing.

The financial statements as of September 30, 2003 have been prepared using TFS’ historical basis in the assets and liabilities and the historical results of operations of Brillian.

The financial information for the period prior to the Spin-Off includes allocations of certain TFS corporate expenses to us. These amounts have been allocated to us on the basis that is considered by us and TFS to reflect most fairly or reasonably the utilization of the services provided to, or the benefits received by, us. We believe the methods used to allocate these amounts are reasonable.

Certain amounts that were included as research and development in the 2002 statements of operations have been reclassified to cost of sales – products in order to be consistent with changes to our internal reporting structure made after the Spin-Off. The amounts that were reclassified are from departments that perform process improvement engineering and other production-related activities. Amounts reclassified from research and development expense to cost of sales – products totaled $939,000 and $1.5 million for the three-month periods ended September 30, 2003, and 2002, respectively. For the nine-month periods ended September 30, 2003 and 2002, $3.6 million and $5.0 million, respectively, was reclassified.

Note B	Inventories consisted of the following (in thousands):

	September 30	December 31,
	2003	2002

Raw materials	$2,643	$2,512
Work-in-process	11	46
Finished goods	194	26

	$2,848	$2,584

Note C	Property, plant, and equipment consisted of the following (in thousands):

	September 30	December 31,
	2003	2002

Leasehold improvements	$971	$930
Equipment	13,441	14,326
Furniture	64	78

	14,476	15,334
Less accumulated depreciation	(7,700)	(7,116)

	$6,776	$8,218

Note D	Intangibles:

Intangibles consist of mask works, patents, licenses, and other intangible assets acquired from third parties. Intangibles are recorded at cost and amortized using the straight-line method over the estimated useful lives of the respective assets, which range from two to five years.

Intangible assets consisted of the following at September 30, 2003 (in thousands):

	Acquisition	Accumulated	Book
	Value	Amortization	Value

Amortized Intangible Assets:
Mask works	$5,739	$(2,207)	$3,532
Patents, patents pending, and other intangible assets	3,734	(47)	3,687
Licenses	2,954	(1,230)	1,724

	$12,427	$(3,484)	$8,943

Intangible assets consisted of the following at December 31, 2002 (in thousands):

	Acquisition	Accumulated	Book
	Value	Amortization	Value

Amortized Intangible Assets:
Mask works	$5,695	$(1,655)	$4,040
Patents, patents pending, and other intangible assets	3,431	(10)	3,421
Licenses	2,954	(788)	2,166

	$12,080	$(2,453)	$9,627

Intangible asset amortization expense for the nine months ended September 30, 2003 was $1.0 million compared to $1.3 million for the nine months ended September 30, 2002. Estimated annual amortization expense through 2007 related to intangible assets reported as of September 30, 2003 is as follows (in thousands):

Fiscal Year	Amount

2003	$160
2004	2,445
2005	2,515
2006	2,318
2007	737
Thereafter	768

$8,943

Note E	Loss per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three- and nine-month periods ended September 30, 2003. Diluted loss per common share is determined assuming that outstanding dilutive options and warrants were exercised at the beginning of the period or at the time of issuance, if later. For the three- and nine-month periods ended September 30, 2003, the effect of approximately 1.3 million shares were excluded from the calculation of loss per share as their effect would have been antidilutive and decreased the loss per share.

Per share information is not presented for the three- and nine-month periods ended September 30, 2002 because we were not a publicly held company during those periods. Loss per share information is presented for the three- and nine-month periods ended September 30, 2003 as our common shares were issued on September 15, 2003. The calculation of loss per share assumes that the common shares were outstanding for the entire period.

Note F	Segment Reporting, Sales to Major Customers, and Geographic Information

We have adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers.

Because the products we sell for use in near-to-eye and projection devices share the same underlying technology and have similar economic characteristics, production processes, and customer types, we operate and report internally as one segment. All of our assets are located in the United States.

For the nine months ended September 30, 2003, sales to T Q Systems, Kaiser Electronics, and Brashear LP accounted for approximately 14%, 12%, and 10%, respectively, of our net sales. For the nine months ended September 30, 2002, sales to Brashear LP and RCA Thompson accounted for approximately 23% and 16%, respectively, of our net sales.

We also track net sales by geographic location. Net sales by geographic area are determined based upon the location of the end customer. The following includes net sales (in thousands) for our geographic areas:

	North
	America	Asia	Europe	Total

Three months ended September 30, 2003
Net sales	$229	$155	$319	$703
Three months ended September 30, 2002
Net sales	$207	$87	$51	$345
Nine months ended September 30, 2003
Net sales	$925	$372	$537	$1,834
Nine months ended September 30, 2002
Net sales	$479	$170	$145	$794

Note G	Transactions with TFS

Prior to the Spin-Off, our costs and expenses included allocations from TFS for centralized legal, accounting, treasury, quality assurance, real estate, information technology, engineering, and other TFS corporate services and infrastructure costs. These allocations were determined on the basis that we and TFS considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us. Allocated costs included in our cost of sales totaled $322,000 and $481,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. Allocated costs included in selling, general, and administrative expenses totaled $2.5 million and $2.0 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Allocated costs included in our research and development expenses totaled $1.7 million and $3.6 million for the nine-month periods ended September 30, 2003 and 2002, respectively. The basis for the amounts allocated to us included the following: legal, accounting, treasury, quality assurance, and other TFS corporate functions, including officers’ salaries, were allocated based on management’s estimation of time devoted to the microdisplay business for these functions; facility costs and information technology services were allocated on the basis of headcount of the microdisplay business, which is most representative of utilization of these resources; and engineering services were allocated to us based on the actual hours of services used. The allocation methodologies utilized represent management’s best estimate of the actual hours utilized by the microdisplay business.

Our financial results subsequent to the Spin-Off may differ materially from those recorded historically. These potential differences are the result of several factors, including the following:

1.	actual costs for services needed by our business may differ from amounts historically allocated to us from TFS;

2.	certain items, including facilities charges, that were recorded by the TFS combined entity as depreciation will now be recorded as rent expense by us, for which we will need to pay cash; and

3.	changes in the way we manage our business as a stand-alone entity as opposed to a division may result in different business decisions.

Prior to the Spin-Off, we and TFS entered into a series of agreements to facilitate our separation from TFS. These agreements included certain transitional services, leases, intellectual property transfers, and tax sharing agreements. These agreements require us to pay a negotiated fee. If we are unable to build an infrastructure to provide these services internally, our operating results could be adversely affected.

Tax Sharing Agreement

Under the Tax Sharing Agreement, we are liable for and have indemnified TFS against any taxes (other than Separation Taxes) that are attributable to us since our formation, even while we were a member of TFS’ federal consolidated tax group. TFS has indemnified us against any taxes (other than Separation Taxes) that are attributable to the businesses retained by TFS. The Tax Sharing Agreement sets forth rules for determining taxes attributable to us and taxes attributable to the businesses retained by TFS.

We have agreed not to take any action that would cause the Spin-Off not to qualify under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”). We have agreed not to take certain actions for two years following the Spin-Off unless we obtain an IRS ruling or an opinion of counsel to the effect that these actions will not affect the tax-free nature of the Spin-Off. These actions include certain issuances of our stock, a liquidation or merger of our company, and dispositions of assets outside the ordinary course of our business. If any of these transactions were to occur, the Spin-Off could be deemed to be a taxable distribution to TFS. This would subject TFS to a substantial tax liability. We have indemnified TFS and its affiliates to the extent that any action we take or fail to take gives rise to a tax incurred by TFS or any of its affiliates with respect to the Spin-Off. In addition, we have indemnified TFS for any tax resulting from an acquisition by one or more persons of a 50% or greater interest in our company.

Transition Services Agreement

We and TFS have entered into a Transition Services Agreement under which TFS will provide to us certain administrative services that may be necessary to our business. The most significant service that TFS will provide to us relates to document control. TFS will charge us mutually agreed upon hourly rates for these services. This agreement will expire on August 31, 2004 unless the parties mutually agree upon a renewal or unless earlier terminated by mutual consent of the parties.

Intellectual Property Agreement

We and TFS have entered into an Intellectual Property Agreement under which we granted to TFS a nonexclusive, royalty-free, worldwide, perpetual, fully paid up license in and to all intellectual property that was assigned to us and that is used in all fields other than in the field of microdisplays. This intellectual property includes all patents, copyrights, trademarks, tradenames, trade dress, trade secrets, know how, and show how whether or not legal protection has been sought or obtained. In addition, the license granted to TFS is non-assignable and non-licensable to third parties except that TFS may sublicense its rights to the intellectual property to any party or entity in which TFS owns at least a 50% equity interest.

Real Property Sublease Agreement

We and TFS have entered into a Real Property Sublease Agreement under which we lease office and manufacturing space in the TFS headquarters building. The initial term of the sublease expires August 31, 2005, with two automatic one-year renewal terms thereafter unless either party elects to terminate the sublease upon notice delivered at least six months prior to the expiration of the then applicable sublease term. The agreement also sets forth certain circumstances under which all or a portion of the sublease may be terminated without penalty. We lease approximately 42,500 square feet of the building from TFS and share certain common areas in the building with TFS. Our fixed monthly rent payable to TFS is approximately $40,000. This amount includes all normal and customary services in connection with the operation and maintenance of the building. This amount does not, however, include water or electrical utilities, which we pay separately based on our use of those items. The sublease also requires that TFS provide us with facilities-related information technology management services, for which we pay a minimum monthly fee of approximately $38,000. The sublease is not assignable by us without the prior written consent of TFS, which consent may be withheld by TFS in its sole discretion.

Note H	Commitments and Contingencies:

In February 2002, we guaranteed up to $500,000 of the debt of VoiceViewer Technology, Inc., a private start-up company developing microdisplay products. As of September 30, 2003, the outstanding balance on the debt was $382,000. This loan guarantee has a five year term and matures in January 2007. At this time, no liability has been recognized by us. We will be required to pay this guarantee to the lender if the start-up company defaults on its debt obligations.

During June 2003, we loaned $60,000 under a short-term bridge loan package to VoiceViewer. This loan bears interest at the rate of 7.0% with interest due monthly and principal due on December 30, 2003. We currently believe that VoiceViewer will be able to meet its obligations under the debt facility guaranteed by us. We have a security interest and second rights to the intellectual property of VoiceViewer’s technology, while the lending institution has the first rights. However, we would obtain the VoiceViewer intellectual property if we are required in the future to pay amounts under the guarantee.

Note I	Income Taxes:

During the third quarter of 2003, we recorded a benefit from income taxes of $160,000. When the assets and liabilities were transferred to us from TFS, we recorded a net deferred tax liability of $1.1 million related to differences between the book and tax basis of the assets transferred to us. As we incur tax losses subsequent to the Spin-Off, we will record a benefit for income taxes until we have offset this entire net deferred tax liability. All of the tax benefit related to our losses incurred was retained by TFS after the Spin-Off. We do not expect to record a deferred tax asset for the tax benefit on any losses that we may incur after the deferred tax liability has been offset, until we believe it is more likely than not that all or a portion of the deferred tax asset will be realized.

Note J	Stock Compensation:

Our 2003 Incentive Compensation Plan was adopted by our board of directors and approved by our stockholder on August 26, 2003. Under the 2003 Incentive Compensation Plan, an aggregate of 1,650,000 shares of common stock may be issued pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock, the granting of stock appreciation rights, and the granting of dividend equivalents. On the first day of each fiscal year, an additional number of shares equal to 4% of the total number of shares then outstanding will be added to the number of shares that may be subject to the granting of awards.

Pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we account for options granted to our employees pursuant to Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. We have computed compensation cost, for pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method with the following weighted assumptions: risk-free interest rates of 2.46% for all scenarios; expected dividend yields of zero for all scenarios; expected lives of 5.0 years for all scenarios; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 74% for all scenarios. Had compensation cost for these plans been determined consistent with SFAS No. 123, our net loss and loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss:
As reported	$(4,482)	$(5,122)	$(13,831)	$(18,250)
Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(52)	—	(52)	—

Pro forma net loss	$(4,534)	$(5,122)	$(13,883)	$(18,250)

Basic and diluted net loss per share:
As reported	$(0.84)		$(2.59)
Pro forma	$(0.85)		$(2.60)

Pursuant to the terms of the Master Separation and Distribution Agreement, each outstanding TFS option granted prior to the Spin-Off was converted into both an adjusted TFS option and a substitute Brillian option. The treatment of such TFS options is identical for those employees who remained employees of TFS after the Spin-Off and for those employees who became employees of Brillian in connection with the Spin-Off. These TFS options were converted in a manner that preserved the aggregate exercise price of each option, which was allocated between the adjusted TFS option and the substitute Brillian option based on a comparison of the market capitalization of TFS and Brillian after the record date. Both options, when combined, preserved the intrinsic value of the existing option, and each preserved the ratio of the exercise price to the fair market value of the stock subject to the option. For employees who remained employees of TFS after the Spin-Off, employment with TFS will be taken into account in determining when each substitute Brillian option becomes exercisable and when it terminates, and in all other respects the terms of the substitute option is substantially the same as the original TFS option. Pursuant to this arrangement, on September 15, 2003, we granted options to purchase 754,651 shares of Brillian common stock. Of these options, 604,357 were granted to employees who remained employees of TFS after the Spin-Off.

In addition to the Brillian substitute options granted pursuant to the terms of the Master Separation and Distribution Agreement, on September 4, 2003, we granted options to our employees to purchase approximately 526,000 shares of our common stock with an exercise price of $6.50 per share. Options with respect to approximately 300,000 shares have a vesting period of 32 months, and the remainder have vesting periods of 50 months. Additionally, on September 4, 2003, we granted approximately 56,000 shares of restricted stock to employees with a vesting period of one year. In connection with these grants of options and restricted stock, we recorded deferred compensation of $1.5 million as of September 30, 2003. The total amount of deferred compensation will be expensed over the vesting terms of the options and shares of restricted stock. During the three- and nine-month periods ended September 30, 2003, we recorded non-cash compensation expense of $67,000 related to these restricted stock and option grants. The non-cash compensation expense was recorded as a component of cost of sales – products; selling, general and administrative expense; and research and development in the amounts of $9,000, $33,000, and $25,000, respectively.

Note K	Recently Issued Accounting Standards:

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS No. 148.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Under the Interpretation, initial recognition of a liability is applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the requirements of FIN 45 as of January 1, 2003, and there was no material impact on our financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

     The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2003 and thereafter; technological innovations; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.

Overview

     We develop, manufacture, and market microdisplay products utilizing our liquid crystal on silicon, or LCoS®, microdisplay technology for a variety of markets. These markets include rear projection, high-definition televisions; front-projector multimedia and home theater projectors; and “near-to-eye,’’ or personal, display applications, including head-mounted monocular or binocular headsets and viewers for industrial, medical, military, commercial, and consumer applications. Our LCoS microdisplays consist of a CMOS backplane, liquid crystal layer, and glass packaged for connectivity using highly advanced packaging technologies.

     We derive revenue from the sale of our microdisplay products and from providing design and engineering services. During 2002, we recorded revenue from product sales of $772,000, or 53.6% of net sales, and revenue from design and engineering services of $667,000, or 46.4% of net sales. We have never been profitable.

     Prior to the Spin-Off, we operated as a division of TFS. In anticipation of the Spin-Off, TFS organized us as a wholly owned subsidiary. TFS transferred to us its entire LCoS microdisplay business, including all related manufacturing and business assets, personnel, and intellectual property. TFS also provided initial cash funding in the amount of $22 million less Spin-Off related costs paid by TFS.

     Historically, our operating losses and capital expenditures were funded by TFS. We no longer have access to the assets and resources of TFS. Based on current conditions, we believe the initial cash funding of $22 million will be adequate for us to pay the expenses of the Spin-Off and to fund our current level of operations and planned expenditures through 2004. However, if we are successful in launching our rear projection television (“RPTV”) product in 2004, we will require additional funding for increased working capital. If we are not successful in launching our RPTV product, in order to continue operating past 2004, it may be necessary to reduce substantially our operating losses (through increased sales, reduced expenses, or both) or to raise additional funds. We cannot provide assurance that we will be able to reduce our operating losses or that additional capital will be available to us.

     We share occupancy with TFS in a building owned by TFS in Tempe, Arizona. We manufacture all of our LCoS microdisplays on our high-volume liquid crystal on silicon manufacturing line in that Tempe facility, where we also maintain our corporate headquarters. In addition, we conduct all testing and assembly of LCoS modules in Tempe. We also operate a facility in Boulder, Colorado, which focuses on our near-to-eye product offerings. In Boulder, we conduct sales and marketing activities and research and development activities related to near-to-eye products.

     We started the development of LCoS microdisplays in 1997 as a division of TFS. In August 1997, we entered into a strategic alliance with National Semiconductor Corporation for the development of LCoS microdisplay products. Under that alliance, National Semiconductor focused on the silicon technologies needed for microdisplays, and we focused on the liquid crystal technologies. In 1999, National Semiconductor decided to close its microdisplay business unit. In connection with that closing, in July 1999, we purchased certain assets and licensed silicon technologies from National Semiconductor relating to LCoS microdisplays. We paid approximately $3.0 million in cash and issued warrants to purchase 140,000 shares of TFS common stock in the transaction, which valued the transaction at approximately $3.6 million. No additional payments are required under the licenses. We also hired several key technical employees of National Semiconductor to assist in the implementation of the acquired technologies.

     In April 1998, we entered into a strategic relationship with Inviso, Inc., a privately held company with numerous patents and proprietary technology related to microdisplay development. We acquired a minority equity interest in Inviso for approximately $3.3 million. In March 2000, we acquired an additional interest in Inviso for $500,000, raising our total minority equity interest to $3.8 million. As part of this strategic relationship, we provided proprietary manufacturing capabilities and liquid crystal expertise, and Inviso provided patented and proprietary technologies and components for the joint development of microdisplay products. In the second quarter of 2001, we wrote off our investment of $3.8 million in Inviso because we determined that our investment was impaired, as that term is defined under generally accepted accounting principles. Subsequent to our write-off, Inviso was unable to raise funds to operate its business and ceased operations. In the second quarter of 2002, we purchased all of the intellectual property of Inviso for $780,000.

     In August 1999, we licensed the microdisplay technology of S-Vision Corporation, a former microdisplay competitor that had recently ceased operations. Under this agreement, we acquired an irrevocable, royalty free, fully paid-up, worldwide license to the intellectual property associated with S-Vision’s digital backplane and optical systems, which provides us rights to manufacture certain microdisplay products and patented optical engines. In addition, S-Vision assigned to us a patent relating to the design and manufacture of microdisplay products.

     In March 2001, we invested $1.25 million in Silicon Bandwidth, Inc., a privately held company providing unique semiconductor and optoelectronic interconnect solutions based upon multiple, patented, proprietary technologies. We are working closely with Silicon Bandwidth to design unique, cost-effective, reconfigurable packaging platforms for LCoS microdisplays.

     In January 2002, we hired seven key technical persons formerly employed by Zight Corporation, a private company focused on microdisplays for personal display system applications. At that time, Zight had ceased operations. We then purchased certain assets of Zight at a liquidator’s auction for approximately $600,000. Following that auction, we then negotiated with the representatives of the defunct Zight Corporation to purchase its intellectual property for approximately $2.0 million.

     In July 2002, we invested $5.0 million in ColorLink, Inc. ColorLink has a leading position worldwide in the development and manufacture of color management technologies for LCoS microdisplays. ColorLink’s products consist of color management components and system architectures that are critical for digital projection systems that use high-resolution microdisplays. Those projection systems include color monitors, high-definition televisions, and multi-media projectors. This investment furthers our efforts to accelerate as much as possible the establishment of the necessary infrastructure for LCoS microdisplays. An additional $81,000 was recorded as investment in ColorLink during the third quarter of 2002 for legal and due diligence expenses.

     Until early 2002, substantially all of our sales were for use in projection-based applications. After the purchase of the Zight assets, however, we became equally focused on the near-to-eye market. We derive revenue from both development contracts and product sales.

     We typically sell three displays and associated electronics for products in the projector market. In the near-to-eye market, we sell either one or two displays and associated electronics. The displays and electronics are sold together as a kit. We also sell optical modules in the near-to-eye market. The selling price of our products range from between $90 and $1,000 per unit.

     Our gross margins are influenced by various factors, including manufacturing efficiencies, yields, absorption issues, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. The most significant impact on our gross margins is the manufacturing-related issues. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to fully absorb the cost of our manufacturing infrastructure. As a result, we expect that it will be difficult to attain significant improvements in yields until we run higher volumes.

     Selling, general, and administrative expense consists principally of administrative and selling costs; salaries, commissions, and benefits to personnel; and related facility costs. We make substantially all of our sales directly to OEMs through a very small sales force that consists primarily of direct technical sales persons. Therefore, there is no material cost of distribution in our selling, general, and administrative expense.

     Research and development expense consists principally of salaries and benefits to scientists, engineers, and other technical personnel; related facility costs; process development costs; and various expenses for projects, including new product development. Research and development expense continues to be high since LCoS microdisplays are a new technology.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, investments, fixed assets, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

     We recognize revenue from product sales when persuasive evidence of a sale exists; that is, a product is shipped under an agreement with a customer; risk of loss and title have passed to the customer; the fee is fixed and determinable; and collection of the resulting receivable is reasonably assured. Sales allowances are estimated based upon historical experience of sales returns.

     We recognize revenue related to design and engineering services depending on the relevant contractual terms. Under fixed-price contracts that contain project milestones, revenue is recognized as milestones are met. For contracts under which revenue is recognized based on milestones, the fair value of milestones completed equals the fair value of work performed. Under a fixed price contract under which we are paid based on performance of tasks, we recognize revenue based on the estimated percentage of completion of the entire project as measured by the costs for man hours and materials. Any anticipated losses on fixed price contracts are recorded in the period they are determinable. Revenue related to design and engineering services is recognized based on these methods and is non-refundable.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances could be required.

     We write down our inventory for estimated obsolescence or unmarketable inventory. We write down our inventory to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

     Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The tax benefit for the previous losses remain with TFS. In the near term, once we have reversed the deferred tax liability recorded in connection with the Spin-Off, we do not expect to accrue for a tax benefit on any losses that we incur.

     Long-term assets, such as property, plant, and equipment, intangibles, and other investments, are originally recorded at cost. On an on-going basis, we assess these assets to determine if their current recorded value is impaired. When assessing these assets, we consider projected future cash flows to determine if impairment is applicable. These cash flows are evaluated for objectivity by using weighted probability techniques and also comparisons of past performance against projections. We may also identify and consider independent market values of assets that we believe are comparable. If we were to believe that an asset’s value was impaired, we would write down the carrying value of the identified asset and charge the impairment as an expense in the period in which the determination was made.

     Our historical financial statements for periods prior to the Spin-Off include those assets, liabilities, revenues, and expenses directly attributable to our operations and allocations of certain TFS corporate expenses to us. These amounts have been allocated to us on the basis that we and TFS considered to reflect most fairly or reasonably the utilization of the services provided to, or the benefits received by, us. We believe the methods used to allocate these amounts are reasonable.

     The financial information for periods prior to the Spin-Off included herein is not necessarily indicative of our future financial position, results of operations, or cash flows, nor is it necessarily indicative of what the financial position, results of operations, and cash flows would have been had we operated as a stand-alone public entity during the periods covered. The financial statements for periods prior to the Spin-Off do not reflect the many significant changes that have occurred in our funding and operations as a result of becoming a stand-alone public entity.

     Prior to the Spin-Off, our costs and expenses included allocations from TFS for centralized legal, accounting, treasury, quality assurance, real estate, information technology, engineering, and other TFS corporate services and infrastructure costs. These allocations were determined on the basis that we and TFS considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us. Allocated costs included in our cost of sales totaled $322,000 and $481,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. Allocated costs included in selling, general, and administrative expenses totaled $2.5 million and $2.0 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Allocated costs included in our research and development expenses totaled $1.7 million and $3.6 million for the nine-month periods ended September 30, 2003 and 2002, respectively.

     The determination and basis of the amounts of costs and expenses allocated to us varied depending on the situation. Legal, accounting, treasury, quality assurance, and other TFS corporate functions including officers’ salaries, were allocated based on management’s estimation of time devoted to the microdisplay business for these functions. Facility costs and information technology services were allocated on the basis of headcount of the microdisplay business, which is most representative of utilization of these resources. Engineering services were allocated to us based on the actual hours of services used. The allocation methodologies utilized represent management’s best estimate of the actual hours utilized by the microdisplay business.

     Our financial results subsequent to the Spin-Off may differ materially from those recorded historically. These potential differences are the result of several factors, including the following:

1. actual costs for services needed by our business may differ from amounts historically allocated to us from TFS;

2. certain items, including facilities charges, that were recorded by the TFS combined entity as depreciation will now be recorded as rent expense by us, for which we will need to pay cash; and

3. changes in the way we manage our business as a stand-alone entity as opposed to a division may result in different business decisions.

     While we do not anticipate that the actual costs for services needed by our business will initially differ materially from amounts historically allocated to us from TFS, we will no longer be part of a larger organization; therefore, certain expense items may increase more rapidly. If this occurs and we are unable to decrease other expense items or increase revenue to offset this increased expense, our results of operations will be adversely affected.

     Because our business serves new and developing markets and is based on a relatively new technology, accurately forecasting revenue for a particular future period is difficult. The majority of our product sales to customers are for their use in designing their end products or for improving their production processes as opposed to volume production lots. Therefore, the amount of revenue recorded in any given period may fluctuate significantly, and predictable revenue trends have not yet developed. While we anticipate that our revenue will increase, there can be no assurances that this will occur or when it will occur. Because a significant amount of our expenses are fixed in nature and we still experience low manufacturing yields, we anticipate that the amount of revenue recognized during the remainder of 2003 and the first half of 2004 will not result in a material impact to our cash consumption rate. We do anticipate, however, that as we move into volume production, we will improve our manufacturing yields and more fully absorb our fixed costs, which will result in improvements in our cash consumption rate later in 2004 and beyond.

     We and TFS have entered into a series of agreements to facilitate our separation from TFS. These agreements include certain transitional services, leases, intellectual property transfers, and tax sharing agreements. These agreements require us to pay a negotiated fee. If we are unable to build an infrastructure to provide these services internally, our operating results could be adversely affected.

Results of Operations

  Three months ended September 30, 2003 compared to three months ended September 30, 2002

     Net Sales. Net sales increased 103.8% to $703,000 in the third quarter of 2003 from $345,000 in the third quarter of 2002. Product sales increased to $602,000 in the third quarter of 2003 from $194,000 in the third quarter of 2002. Design and engineering services revenue decreased to $101,000 in the third quarter of 2003 from $151,000 in the third quarter of 2002.

     Net sales in the near-to-eye market totaled $318,000 in the third quarter of 2003 and $239,000 in the third quarter of 2002. In January 2002, we hired seven key technical persons formerly employed by Zight Corporation, a private company focused on microdisplays for personal display system applications. At that time, Zight had ceased operations. We then purchased certain assets of Zight at a liquidator’s auction for approximately $600,000. Following that auction, we then negotiated with the representatives of the defunct Zight Corporation to purchase its intellectual property for approximately $2.0 million. Prior to this series of transactions, substantially all of our sales were for use in projection-based applications. Net sales in the projection market totaled $385,000 in the third quarter of 2003 compared to $106,000 in the comparable period of 2002.

     Net sales in North America totaled $229,000, or 32.6% of total net sales, in the third quarter of 2003 compared to $207,000, or 60.0% of total net sales, in the third quarter of 2002. Net sales in Asia totaled $155,000, or 22.0% of total net sales, in the third quarter of 2003 compared to $87,000, or 25.2% of total net sales, in the third quarter of 2002. The remainder of our net sales were in Europe.

     Cost of Sales. Cost of sales was $2.4 million, or 338% of net sales, in the third quarter of 2003 compared to $2.6 million, or 765% of net sales, in the third quarter of 2002. Cost of sales for the third quarter of 2003 included a $153,000 write-down of inventory compared to $256,000 in the third quarter of 2002. Effective as of the Spin-Off date, certain costs that previously were included in research and development expense have been included in cost of sales. These are costs related to personnel expense, facilities, depreciation, and amortization from departments involved in product and process engineering after a product or process has been released to manufacturing. When we were part of TFS, these costs were accounted for as research and development expense because microdisplays represented new technology within the entire TFS product family. Now that we are independent and our entire focus is on microdisplays, these costs are more appropriately accounted for in cost of sales. For the third quarters of 2003 and 2002, $939,000 and $1.5 million, respectively, have been reclassified from research and development to cost of sales. The large negative gross margin in each period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to fully absorb the cost of our manufacturing infrastructure. As is typical in most segments of the high-technology industry, we anticipate downward pressure on the prices of our products. A significant portion of our manufacturing costs are fixed in nature and consist of items such as utilities, depreciation, and amortization. The amount of these costs do not vary period to period based on the number of units produced nor can the amounts of these costs be adjusted in the short term. Therefore, in periods of lower production volume, these fixed costs are absorbed by a lower number of units, thus increasing the cost per unit. As a result, we expect it will be difficult to attain significant improvements in gross margins until we can operate at higher production volumes. Cost of sales for design and engineering services decreased to $97,000 in the third quarter of 2003 from $131,000 in the third quarter of 2002 due to the decrease in design and engineering services provided to customers.

     Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 41.7% to $1.2 million in the third quarter of 2003 from $825,000 in the third quarter of 2002. The increase in the third quarter of 2003 was primarily a result of recording expenses of approximately $699,000 associated with the Spin-Off.

     Research and Development Expense. Research and development expense decreased 9.5% to $1.8 million in the third quarter of 2003 from $2.0 million in the third quarter of 2002. The decrease in the third quarter of 2003 was due to cost reduction efforts that resulted in lower headcount and, therefore, lower personnel costs in comparison to the third quarter of 2002. All of our research and development expense relates to ongoing efforts to develop LCoS microdisplay products as well as our continued development and improvement of the manufacturing process for LCoS microdisplays.

     Benefit from Income Taxes. During the third quarter of 2003, we recorded a benefit from income taxes of $160,000. When the assets and liabilities were transferred to us from TFS, we recorded a net deferred tax liability of $1.1 million related to differences between the book and tax basis of the assets transferred to us. As we incur tax losses subsequent to the Spin-Off, we will record a benefit for income taxes until we have offset this entire net deferred tax liability. All of the tax benefit related to our losses incurred was retained by TFS after the Spin-Off. We do not expect to record a deferred tax asset for the tax benefit on any losses that we may incur after the deferred tax liability has been offset, until we believe it is more likely than not that all or a portion of the deferred tax asset will be realized.

     Net Loss. Net loss was $4.5 million in the third quarter of 2003 compared to a net loss of $5.1 million in the third quarter of 2002.

  Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

     Net Sales. Net sales increased 131% to $1.8 million in the first nine months of 2003 from $794,000 in the first nine months of 2002. Product sales increased to $1.4 million in the first nine months of 2003 from $516,000 in the first nine months of 2002. Design and engineering services revenue increased to $423,000 in the first nine months of 2003 from $278,000 in the first nine months of 2002.

     Net sales in the near-to-eye market totaled $738,000 in the first nine months of 2003 and $336,000 in the first nine months of 2002. In January 2002, we hired seven key technical persons formerly employed by Zight Corporation, a private company focused on microdisplays for personal display system applications. At that time,

Zight had ceased operations. We then purchased certain assets of Zight at a liquidator’s auction for approximately $600,000. Following that auction, we then negotiated with the representatives of the defunct Zight Corporation to purchase its intellectual property for approximately $2.0 million. Prior to this series of transactions, substantially all of our sales were for use in projection-based applications. Net sales in the projection market totaled $1.1 million in the first nine months of 2003 as compared to $458,000 in the first nine months of 2002.

     Net sales in North America totaled $925,000, or 50.4% of total net sales, in the first nine months of 2003 compared to $479,000, or 60.3% of total net sales, in the first nine months of 2002. Net sales in Asia totaled $372,000, or 20.3% of total net sales, in the first nine months of 2003 compared to $170,000, or 21.4% of total net sales, in the first nine months of 2002. The remainder of our net sales were in Europe.

     Cost of Sales. Cost of sales was $7.2 million, or 392% of net sales, in the first nine months of 2003 compared to $9.8 million, or 1,232% of net sales, in the first nine months of 2002. Cost of sales for the first nine months of 2003 included a $216,000 write-down of inventory compared to $1.2 million in the first nine months of 2002. Effective as of the Spin-Off date, certain costs that previously were included in research and development expense have been included in cost of sales. These are costs related to personnel expense, facilities, depreciation, and amortization from departments involved in product and process engineering after a product or process has been released to manufacturing. When we were part of TFS, these costs were accounted for as research and development expense because microdisplays represented new technology within the entire TFS product family. Now that we are independent and our entire focus is on microdisplays, these costs are more appropriately accounted for in cost of sales. For the first nine months of 2003 and 2002, $3.6 million and $5.0 million, respectively, have been reclassified from research and development to cost of sales. The large negative gross margin in each period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to fully absorb the cost of our manufacturing infrastructure. As is typical in most segments of the high-technology industry, we anticipate downward pressure on the prices of our products. A significant portion of our manufacturing costs are fixed in nature and consist of items such as utilities, depreciation, and amortization. The amount of these costs do not vary period to period based on the number of units produced nor can the amounts of these costs be adjusted in the short term. Therefore, in periods of lower production volume, these fixed costs are absorbed by a lower number of units, thus increasing the cost per unit. As a result, we expect it will be difficult to attain significant improvements in gross margins until we can operate at higher production volumes. Cost of sales for design and engineering services increased to $380,000 in the first nine months of 2003 from $255,000 in the first nine months of 2002 due to the increase in design and engineering services provided to customers.

     Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 30.2% to $3.4 million in the first nine months of 2003 from $2.6 million in the first nine months of 2002. The increase in the first nine months of 2003 was primarily a result of recording expenses of approximately $1.5 million associated with the Spin-Off.

     Research and Development Expense. Research and development expense decreased 21.4% to $5.2 million in the first nine months of 2003 from $6.6 million in the first nine months of 2002. The decrease in the first nine months of 2003 was due to cost reduction efforts that resulted in lower headcount and, therefore, lower personnel costs in comparison to the first nine months of 2002. All of our research and development expense relates to ongoing efforts to develop LCoS microdisplay products as well as our continued development and improvement of the manufacturing process for LCoS microdisplays.

     Benefit from Income Taxes. During the first nine months of 2003, we recorded a benefit from income taxes of $160,000. When the assets and liabilities were transferred to us from TFS, we recorded a net deferred tax liability of $1.1 million related to differences between the book and tax basis of the assets transferred to us. As we incur tax losses subsequent to the Spin-Off, we will record a benefit for income taxes until we have offset this entire net deferred tax liability. All of the tax benefit related to our losses incurred was retained by TFS after the Spin-Off. We do not expect to record a deferred tax asset for the tax benefit on any losses that we may incur after the deferred tax liability has been offset, until we believe it is more likely than not that all or a portion of the deferred tax asset will be realized.

     Net Loss. Net loss was $13.8 million in the first nine months of 2003 compared to a net loss of $18.3 million in the first nine months of 2002.

Liquidity and Capital Resources

     At September 30, 2003, we had cash and cash equivalents of $19.5 million. At December 31, 2002, we had no cash or cash equivalents. At that time, we were a division of TFS and all cash needs were funded by TFS on an as needed basis.

     In the first nine months of 2003, we had $12.1 million in net cash outflow from operations compared to $16.6 million in the first nine months of 2002. Most of the cash outflow in each period related to our losses, since we had very little change in our working capital in each period. Our depreciation and amortization expense was $2.7 million in the first nine months of 2003 and $2.5 million in the first nine months of 2002. Prior to the Spin-Off, our entire cash outflow was funded by TFS on an as needed basis.

     In the first nine months of 2003, net cash used for investing activities totaled $557,000, which was primarily a result of the purchase of intangible assets related to mask sets and tooling investments.

     Capital expenditures and other investments during the first nine months of 2002 were approximately $12.7 million, which consisted of the following: $3.0 million related to the purchase of manufacturing equipment; $4.7 million related to purchases of intangible assets, such as the intellectual property from Zight and Inviso as well as mask sets and related tooling investments; and $5.1 million related to our investment in ColorLink.

     We no longer have access to the assets and resources of TFS. As a result, in order to continue operating past 2004, and based on current conditions, it will be necessary for us to reduce substantially our operating losses (through increased sales, reduced expenses, or both) or to raise additional funds. Because a significant amount of our manufacturing costs are fixed and cannot be reduced in the near term, we must increase the sales of our existing microdisplay products and develop new products to sell as the existing products fulfill their product life cycles. We have no commitments for or understandings regarding any additional funding with any person or firm. We can provide no assurance that we will be able to obtain any necessary financing on satisfactory terms, particularly because we will no longer have the assets or resources of TFS previously available to us with respect to any such financing that we may require.

     If we are unable to increase our sales or obtain additional financing, the primary cost component that can be reduced in a timely manner is personnel related costs, the majority of which relate to our research and development efforts. If we were to significantly reduce our research and development efforts, our ability to develop new products to replace existing products that have reached the end of the product life cycle would be diminished, which would further hamper our ability to achieve profitability.

     Based on current conditions, we believe the initial cash funding of $22 million will be adequate for us to pay the expenses of the Spin-Off and to fund our current level of operations and planned expenditures through 2004. However, if we are successful in launching and marketing our RPTV product in 2004, we will require additional funding for increased working capital. If we are not successful in launching our RPTV product, in order to continue operating past 2004, it may be necessary to reduce substantially our operating losses (through increased sales, reduced expenses, or both), or to raise additional funds. Although no assurances can be given, we believe that we will be able to increase our revenue to the extent necessary to fund our operations and planned expenditures beyond 2004. We also believe that if we are successful in launching and marketing our RPTV product in 2004, we will be able to obtain the necessary funding for increased working capital. However, because we are serving new and developing markets with a relatively new technology, accurately forecasting revenue for any given future period is difficult and creates uncertainty as to our ability to obtain additional debt or equity financing. We believe that obtaining design wins with respect to which an OEM designs our display into their product, which reaches volume production, and/or establishing a relationship with a channel partner to distribute our RPTV product represent significant and critical milestones. Once one or more of these milestones have been achieved, we believe that further design wins and channel partner relationships can be obtained. Additionally, we believe that design wins that result in volume production and channel partner relationships increase our ability to raise additional debt or equity financing.

Aggregate Contractual Obligations

     The following table lists our commercial commitments (in thousands):

		Amount of Commitment Expiration Per Period

	Total
Other Commercial Commitments	Amounts	Less than 1			6 Years
(in thousands)	Committed	Year	1-3 Years	4-5 Years	and Over

Facilities leases	$2,016	$1,008	$1,008	$—	$—
Guarantee	$382	$92	$203	$87	$—

     At present, the only contractual operating commitments we have are the property leases for our Tempe headquarters and for our development center in Boulder, Colorado. The guarantee relates to our guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. If the lending institution were to declare VoiceViewer to be in default under the loan, we would be required to pay the guaranteed amount.

     During June 2003, we loaned $60,000 under a short-term bridge loan package to VoiceViewer. This loan bears interest at the rate of 7.0% with interest due monthly and principal due on December 30, 2003. We currently believe that VoiceViewer will be able to meet its obligations under the debt facility guaranteed by us. We have a security interest and second rights to the intellectual property of VoiceViewer’s technology, while the lending institution has the first rights. However, we would obtain the VoiceViewer intellectual property if in the future we are required to pay amounts under the guarantee.

     We have no debt. In addition, we have no capital lease obligations, unconditional purchase obligations, other long-term obligations, or any other commercial commitments except as noted above.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

Impact of Recently Issued Standards

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Specifically, SFAS No. 148 prohibits companies from utilizing the prospective method of transition, the only method offered under the original SFAS No. 123, in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results using a prescribed tabular format and requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. We intend to continue to measure stock-based compensation for option grants using the intrinsic value method pursuant to APB No. 25, “Accounting for Stock Issued to Employees.” We have adopted the new disclosure requirements.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Under the Interpretation, initial recognition of a liability is applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the requirements of FIN 45 as of January 1, 2003, and there was no material impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

     At September 30, 2003, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We hold no investment securities that would require disclosure of market risk.

     Primary Market Risk Exposures

     Our primary market risk exposures are in the areas of foreign currency exchange rate risk. Foreign currency devaluations, especially in Asian currencies, such as the Japanese yen, the Korean won, and the Taiwanese dollar, may cause a foreign competitor’s products to be priced significantly lower than our products.

     Fluctuations in foreign currency exchange rates could affect our cost of goods and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded.

     We have not attempted to hedge or otherwise mitigate this risk because our exposure to any given currency is nominal. A change in the currency exchange rate of 10% in any given currency would not have a material impact on our results of operations. If, in the future, our exposure to a given currency increases, we would contemplate hedging at that time. Based on the foregoing, we cannot provide assurance that fluctuations and currency exchange rates in the future will not have an adverse effect on our operations.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

PART II – OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Our Insider Trading Policy permits our directors, officers, and other key personnel to establish purchase and sale programs in accordance with Rule 10b5-1 adopted by the Securities and Exchange Commission. The rule permits employees to adopt written plans at a time before becoming aware of material nonpublic information and to sell shares according to a plan on a regular basis (for example, weekly or monthly), regardless of any subsequent nonpublic information they receive. In our view, Rule 10b5-1 plans are beneficial because systematic, pre-planned sales that take place over an extended period should have a less disruptive influence on the price of our stock. We also believe plans of this type are beneficial because they inform the marketplace about the nature of the trading activities of our directors and officers. In the absence of such information, the market could mistakenly attribute transactions as reflecting a lack of confidence in our company or an indication of an impending event involving our company. We recognize that our directors and officers may have reasons totally apart from the company in determining to effect transactions in our common stock.

These reasons could include the purchase of a home, tax and estate planning, the payment of college tuition, the establishment of a trust, the balancing of assets, or other personal reasons. The establishment of any trading plan involving our company requires the pre-clearance by our Chief Executive Officer or Chief Financial Officer. An individual adopting a trading plan must comply with all requirements of Rule 10b5-1, including the requirement that the individual not possess any material nonpublic information regarding our company at the time of the establishment of the plan. In addition, sales under a trading plan may be made no earlier than 30 days after the plan establishment date.

     No officers currently maintain trading plans.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1 Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended

32.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Report on Form 8-K dated September 3, 2003, furnishing Item 9 Regulation FD Disclosure.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRILLIAN CORPORATION

Date: November 12, 2003	By:	/s/ Vincent F. Sollitto Jr.

Vincent F. Sollitto Jr.
President and Chief Executive Officer

	By:	/s/ Wayne A. Pratt

Wayne A. Pratt
Chief Financial Officer, Secretary, and Treasurer