Form 10-K
period 2003-12-31
BRILLIAN CORP
filed 2004-03-26
CIK 1232229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 000-50289

Brillian Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	05-0567906

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 N. Desert Drive
Tempe, Arizona 85281
(602) 389-8888

(Address including zip code, and telephone number,
including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     The aggregate market value of Common Stock held by nonaffiliates of the registrant (3,978,613 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq National Market on September 16, 2003, which was the first business day on which the Common Stock was publicly traded, was $38,791,477. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

     As of March 23, 2004, there were outstanding 5,392,717 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

     Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

BRILLIAN CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2003

Statement Regarding Forward-Looking Information

     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2004 and thereafter; technological innovations; future products or product development; our product development strategies; beliefs regarding product and technology performance; potential acquisitions or strategic alliances; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1, “Business – Risk Factors.”

i

PART I

Item 1. Business

Introduction

     We design and develop large-screen, rear-projection, high-definition televisions, or HDTVs, utilizing our proprietary liquid crystal on silicon, or LCoS®, microdisplay technology. We market our HDTVs for sale under the brand names of retailers, including consumer electronics retailers, consumer retail stores, personal computer manufacturers, and high-end audio/video manufacturers. We have established a virtual manufacturing model utilizing third-party contract manufacturers to produce our HDTVs, which incorporate the LCoS microdisplays that we manufacture. We also offer a broad line of LCoS microdisplay products and subsystems that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.

     Microdisplays address the technological demands of the HDTV, home theater, and near-to-eye markets. Microdisplays are thumbnail-sized displays that create high-resolution images, including full motion video and computer screen content. The tiny image on a microdisplay is projected onto a screen or other surface for individual or group viewing or is viewed through a magnifying device similar to a viewfinder in portable applications. Rear-projection televisions shine a magnified image from a microdisplay onto the back of a translucent screen for viewing; home theater projectors cast the image produced by a microdisplay on a distant screen; and near-to-eye microdisplay devices produce an image that can be viewed through a magnifying headset or viewer.

     Liquid crystal on silicon microdisplays contain a liquid crystalline material suspended between a glass plate and a silicon backplane. Because integrated circuits form the basis of these displays, liquid crystal on silicon technology permits a very high-resolution, high-performance display. We believe that liquid crystal on silicon microdisplays, particularly our Gen II LCoS microdisplays, provide a superior alternative to existing technologies in the HDTV market. We believe our Gen II LCoS technology provides significant advantages in terms of resolution, brightness, contrast ratio, lifetime, and cost, particularly in larger screen sizes. Given these advanced capabilities, our HDTVs compete in the premium segment of the large-screen HDTV market.

     The worldwide conversion of media content from analog to digital is a primary growth driver in the television market. This conversion is being mandated in the United States, Europe, and Asia. For example, the U.S. Congress has set a target date of December 31, 2006 for all television transmissions to be digital. Additionally, the U.S. Federal Communications Commission requires that all televisions with screen sizes of 36 inches or larger contain an over-the-air digital tuner by July 1, 2005. CEA Market Research projects that 4.3 million digital televisions were sold in 2003 and 11.9 million will be sold in 2006. The increasing amounts of digital programming broadcast in high definition is driving growth in the HDTV market, including large-screen HDTVs based on microdisplay technologies. The large-screen HDTV market based on microdisplay technologies is expected to grow 92% from 2003 to 2006, with an estimated 3.8 million units to be sold in 2006 according to iSuppli/Stanford Resources. We are currently focusing a majority of our resources on penetrating the premium segment of this market.

     We also believe that our LCoS microdisplays provide the best commercially available solution for high-resolution, color, near-to-eye applications. While the current market for near-to-eye displays is focused on medical, industrial, and military applications, we believe the consumer market will be the largest unit volume microdisplay market. Anticipated initial consumer market applications include head-mounted display products for video games, portable DVD viewers, and secondary monitors for privately viewing notebook computers. We believe the substantial current user base in these consumer markets represents a large market opportunity for our products.

     Until September 2003, we operated as a division of Three-Five Systems, Inc., or TFS. In anticipation of our spin-off to the stockholders of TFS, TFS organized us as a wholly owned subsidiary. In connection with the spin-off, TFS transferred to us its entire LCoS microdisplay business, including all related manufacturing and business assets, personnel, and intellectual property. TFS also provided initial cash funding to us in the amount of $20.9 million. The spin-off was completed on September 15, 2003 as a special dividend to the stockholders of TFS.

     We maintain our principal executive offices at 1600 North Desert Drive, Tempe, Arizona 85281. Our telephone number is (602) 389-8888.

     Our website is located at www.brilliancorp.com. The information contained on our website does not constitute part of this prospectus. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after we electronically file those materials with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, our Code of Conduct, our Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or Nasdaq regulations. The documents are also available in print by contacting our corporate secretary at our executive offices.

Industry Factors

Industry Background

     Microdisplays address the technological demands of the HDTV, home theater, and near-to-eye markets. Microdisplays are thumbnail-sized displays that create high-resolution images, including full motion video and computer screen content. The tiny image on a microdisplay is projected onto a screen or other surface for individual or group viewing or is viewed through a magnifying device similar to a viewfinder in portable applications. Rear-projection televisions shine a magnified image from a microdisplay onto the back of a translucent screen for viewing; home theater projectors cast the image produced by a microdisplay on a distant screen; and near-to-eye microdisplay devices produce an image that can be viewed through a magnifying headset or viewer.

Rear-Projection Televisions

     The worldwide conversion of media content from analog to digital is a primary growth driver in the television market. This conversion is being mandated in the United States, Europe, and Asia. For example, the U.S. Congress has set a target date of December 31, 2006 for all television transmissions to be digital. Additionally, the U.S. Federal Communications Commission requires that all televisions with screen sizes of 36 inches or larger contain an over-the-air digital tuner by July 1, 2005. CEA Market Research projects that 4.3 million digital televisions were sold in 2003 and 11.9 million will be sold in 2006. The increasing amounts of digital programming broadcast in high definition is driving growth in the HDTV market, including large-screen HDTVs based on microdisplay technologies. The large-screen HDTV market based on microdisplay technologies is expected to grow 92% from 2003 to 2006, with an estimated 3.8 million units to be sold in 2006 according to iSuppli/Stanford Resources. We are currently focusing a majority of our resources on penetrating the premium segment of this market.

     Within the home electronics market, there is a continuing trend toward larger and higher-resolution video screens for home entertainment systems. Picture quality, including high resolution, high contrast ratio, and a high pixel fill factor, continues to gain importance in the HDTV market. We believe consumers are willing to spend more for higher quality entertainment in their homes to support their diverse television, video, Internet, and other digital entertainment needs. We believe that microdisplays will become a primary avenue for delivering large-screen HDTVs.

     Currently, the large-screen, rear-projection HDTV market is being served primarily by incumbent cathode ray tube, or CRT, technology as well as by emerging digital micromirror device, or DMD, and high-temperature polysilicon technologies. A CRT is an electronic display device that utilizes three projection devices to create a full motion, full color image. We believe projection CRTs present resolution, size, weight, cost, and performance issues. DMDs are a proprietary product of Texas Instruments, which calls this technology DLP. DLPs, which are silicon based, are reflective devices containing an array of individually movable micromirrors, one for each pixel. DLPs are relatively expensive to manufacture, especially for larger devices with higher resolutions, and the manufacturing facilities involve major capital investments. We believe DLPs have image quality issues, particularly related to contrast ratio, unwanted video artifacts, and color distortion. High-temperature polysilicon microdisplays use a transmissive technology and are available from only two large Japanese companies. High-temperature polysilicon microdisplays require special optics and are large and expensive. We believe the transmissive nature of high-temperature polysilicon suffers from a low pixel fill factor, which produces an undesirable screen door effect on the image.

     The large-screen HDTV market is also being served by flat panel plasma technology. Plasma screens tend to be expensive to manufacture, especially in larger screen sizes, and experience screen burn-in and pixel longevity issues. Thin film transistor liquid crystal displays, or TFT LCDs, may also be used in the large-screen HDTV market. TFT LCDs, however, are expensive to manufacture in larger screen sizes and exhibit a very pronounced screen door effect in larger screen sizes. Motorola recently announced carbon nanotube technology designed to enable manufacturers to design large flat panel displays that exceed the image quality characteristics of plasma and TFT LCDs at lower costs. Motorola states that it is in discussions with electronics manufacturers in Europe and Asia to license the technology for commercialization. At this time, we cannot assess the performance of that technology or the effect, if any, it will have on the large-screen HDTV market.

     Finally, liquid crystal on silicon microdisplays also are used in the large-screen HDTV market. Our proprietary Gen II LCoS products have a high contrast ratio and high pixel fill factor, and we believe that they provide superior performance to the liquid crystal on silicon technologies produced by our competitors.

Near-to-Eye Applications

     The near-to-eye market for microdisplays consists of an established electronic viewfinder market and an emerging high-resolution viewer market. In the emerging high-resolution near-to-eye markets, professional applications in the industrial, medical, and military markets have been the first to develop. These markets demand superior image quality and high resolution for image, video, and multimedia applications. Wearable computing, endoscopic surgery, augmented reality systems, and riflescope applications are examples of product categories in this segment. Examples of products emerging in professional and commercial applications include wearable products for enterprise network access, head-mounted displays for night vision systems, and viewers for test and measurement systems. As prices for high-resolution near-to-eye microdisplays decline, we expect professional and commercial applications to broaden.

     We believe the consumer market will be the largest unit volume near-to-eye microdisplay market. Consumers in this market demand high-information content and power-efficient displays with increasing functionality and smaller sizes. Anticipated initial applications include head-mounted display products for video games, portable DVD viewers, and secondary monitors for privately viewing notebook computers. Head-mounted microdisplays provide features that are unavailable in current video game products. These features include head tracking and stereo and 3-D vision, which we believe provide superior game immersion and realism. Products currently offered in the head-mounted video game market have low resolution and have experienced limited market success. By contrast, we believe liquid crystal on silicon microdisplays offer high resolution and a much improved video game experience.

     Direct-view displays currently are the primary means of viewing content in portable devices. Delivery of high-information content through a small, direct-view display in a portable device, however, presents difficult technological challenges and human interface issues. As portable products become smaller, their direct-view displays also become smaller, limiting the information content and visual experience offered. Small direct-view displays can offer limited types of data, often involve cumbersome navigation, and usually present information only in black and white. Larger direct-view displays that can present more information and full-screen content, color, and motion consume battery power quickly, do not offer superior image quality, and are relatively costly.

     We believe the only available microdisplay technologies targeting portable near-to-eye applications are high-temperature polysilicon and other transmissive silicon technologies, organic light emitting diode, or OLED, on silicon, and liquid crystal on silicon. An OLED is an electronic device that emits bright light upon the application of an electrical current. We believe that high-temperature polysilicon and other transmissive silicon technologies have been unable to deliver resolutions at or above SVGA with acceptable video performance or image quality. Due to their organic nature, OLED based microdisplays suffer from short lifetimes and need to use color filters, which results in a pixelated image. We believe that our LCoS microdisplays provide the best commercially available solution for high-resolution, color, near-to-eye applications.

Strategy

     Our goal is to become a leader in the premium segment of the large-screen HDTV market as well as to become a leading supplier of microdisplays to OEMs for both projection and near-to-eye applications. Key elements of our strategy include the following:

Develop and Leverage Key Customer Relationships in the HDTV Market

     We seek to develop key customer relationships with leading companies in the HDTV market. We are currently targeting private label retail opportunities with consumer electronics retailers, consumer retail stores, personal computer manufacturers, and high-end audio/video manufacturers. Our strategy also provides our audio/video manufacturer customers with the opportunity to bundle their electronics with our HDTVs into an integrated entertainment system. This bundling of the electronics with the HDTV provides increased sales opportunities for our audio/video manufacturer customers and simplifies the purchase decision for the ultimate consumer. We believe our strategy of targeting multiple sales channels will enable us to increase sales at a faster pace, expand our customer base, and achieve efficiencies of scale. Additionally, we believe that this strategy will allow us to leverage the brand names and marketing resources of our key customers in order to drive increased sales of our products.

Leverage Our Virtual Manufacturing Model

     We plan to utilize third-party contract manufacturers and assemblers to produce our HDTVs, which incorporate the LCoS microdisplays we manufacture. This strategy results in a scalable business model; enables us to concentrate on our core competencies of research and development, technological advances, and product design; and reduces our capital expenses. We expect our virtual manufacturing strategy to allow us to maintain a variable cost model, in which we will not pay many of our manufacturing costs until our HDTVs have been shipped and billed to our customers.

Advance Our Technological Leadership

     In the HDTV market, we plan to utilize our technological expertise to advance our industry-leading position in terms of picture quality through increased resolution, higher contrast ratios, and greater pixel fill factors. In the near-to-eye market, we plan to utilize our extensive intellectual property portfolio and technological expertise to provide competitive advantages and extend the functionality of our products. We intend to continue to develop our technology to increase the performance of our near-to-eye products while reducing their size, weight, cost, and power consumption.

Pursue Additional Strategic Relationships

     We intend to enter into additional strategic relationships with leading companies serving our target markets in order to extend our technology and enhance our business and competitive position. In the HDTV market, we seek contract manufacturers, component suppliers, and designers that further our goal of providing a superior product while advancing our competitive position. In the microdisplay markets for OEMs, we seek strategic relationships to enhance our ability to offer value-added microdisplay products, address new markets, gain market share, and maintain technological leadership.

Capitalize on Our LCoS Manufacturing Expertise and Increase Our Manufacturing Efficiencies

     We seek to emphasize our extensive manufacturing expertise with respect to our LCoS microdisplays. We utilize our advanced manufacturing line at our Tempe facility with its experienced manufacturing team to produce our LCoS microdisplays. We seek to increase our manufacturing efficiencies, yields, and quality to reduce the cost and speed the delivery of our LCoS microdisplays. We stress manufacturing processes and seek to leverage our participation in both the HDTV and near-to-eye markets.

Provide Value-Added Customer Service for OEMs

     We plan to foster strong and long-lasting customer relationships by providing OEM customers with the most advanced microdisplays for their products. We offer a range of microdisplay products designed to satisfy varying OEM customer needs in the most efficient manner. We attempt to enhance the competitive position of our OEM customers by providing them with high-quality microdisplay products on a timely and cost-effective basis that enable them to increase the functionality, reduce the size, lower the cost, and enhance the user experience of their own products. To do so, we work to improve our productivity, to reduce costs, and to speed the delivery of our microdisplay products. We also devote considerable effort to support our OEM customers after the purchase of our microdisplay products.

Products

Large-Screen, High-Definition Televisions

     Our initial HDTV product is an HDTV monitor with a screen size of 65 inches. This television is designed to compete in the premium segment of the large-screen HDTV market. This product has a contrast ratio in excess of 2000:1 and has a 16:9 aspect ratio. It has a resolution of 720p (also known as HDTV1) utilizing our BR768 microdisplay.

     We are currently developing HDTVs that will integrate an ATSC television tuner with our initial HDTV monitor product and anticipate initial shipments of this product to occur during the first quarter of 2005. We also have under development an integrated television product with a resolution of 1080i (also known as HDTV2) and anticipate initial shipments of this product to occur during the first quarter of 2005. We are also currently evaluating, and anticipate developing, new platforms with different screen sizes or modifications in overall dimensions, from our initial HDTV product. We expect to introduce a product incorporating these changes as early as the first quarter of 2005.

Microdisplay Product Line

     We offer a broad line of LCoS microdisplay products and subsystems that OEMs can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications. Our microdisplay products include a line of LCoS display imagers and associated application specific integrated circuits, or ASICs, that provide driver, controller, and converter functions that operate the imager. An ASIC is a semiconductor designed for a specific application. Our imager products have resolutions and sizes designed for specific market segment applications. The following table sets forth certain information regarding our currently available imagers and our BR1920 imager currently in development.

Model Number	Resolution	Applications
BR768	HDTV1 (720p)	Rear-projection HDTV

BR1920	HDTV2 (1080i) and WUXGA (1900 x 1200)	Rear-projection HDTV and other high-performance video applications

BR1280	SXGA (1280 x 1024)	Specialty rear-projection monitors, front projectors, and photo printers

Z86D-3	SVGA (800 x 600)	Near-to-eye

     We have provided prototypes of our BR1920 imager to potential customers for evaluation. Our product line also includes optical modules for near-to-eye applications. Optical modules include illumination, prisms, color separators and combiners, and lenses to provide complete display products. Our offerings also include development kits, schematic plans, and specifications, or reference designs, in order to accelerate time to market for our OEM customers.

Projection Applications

     Our microdisplay product line addresses the needs of several projection markets: the OEM rear-projection HDTV market with screen sizes of greater than 50 inches and the front-projection home theater market. Additionally, we serve several smaller projection markets, including photo printers and digital cinema. For projection applications, we offer products with SXGA and HDTV1 resolution and are developing products with HDTV2 resolution.

Near-to-Eye Applications

     We produce products to serve the near-to-eye market, including SVGA imagers, display modules, and reference designs. Our display modules allow OEM customers to focus on end-product design and packaging, because they can use our full-color SVGA resolution microdisplay as a drop-in assembly.

     Our near-to-eye products typically are mounted in a headset, and provide image magnification. The magnified image appears to the user with the clarity, size, and resolution of a computer monitor. These products also are compact, lightweight, and highly energy efficient. With high resolution and small size, we believe LCoS microdisplays offer unique advantages for these wearable and portable products. Products based on LCoS microdisplays have long lifetimes, can be made lightweight with low power requirements, and display sharp, bright images. Our LCoS microdisplays also withstand wide ambient temperature ranges, a feature that is important for industrial and portable applications. In addition, our associated ASICs enable fast rendering of images, an important attribute for viewing full-motion video.

     To date, our near-to-eye product sales have been concentrated in specific industrial, medical, and military applications. Product shipments have included LCoS microdisplays for monocular and binocular head-mounted displays, video telescopes, surgical microscopes, and riflescopes. We are developing microdisplays for use in headsets for video games. These microdisplay headset products are designed to provide users with an enhanced video game experience by allowing greater immersion into the game. We also are pursuing the development of microdisplay-based monocular or binocular displays for use in various high-information content portable electronic devices, such as portable DVD viewers, mobile handsets, PDAs, and wireless Internet appliances.

Sales and Marketing

     We are marketing our HDTVs to various retailers for sale to their customers under their brand names. These retailers include consumer electronics retailers, consumer retail stores, personal computer manufacturers, and high-end audio/video manufacturers. Our sales and marketing strategy is designed to enable consumer electronics retailers and consumer retail stores to address the premium portion of the HDTV market. Our strategy with personal computer OEMs is intended to enable those companies to capitalize on the continued convergence of computers and home entertainment. Finally, our strategy with high-end audio/video manufacturers is designed to enable those manufacturers to bundle their electronics with our HDTVs into an integrated entertainment system. We initially plan to sell our HDTV products in the United States. We expect to capitalize on opportunities in the Asian market through strategic alliances and in the European market either directly or through strategic alliances.

     We market our LCoS microdisplays to OEMs through a direct technical sales force. A staff of in-house engineering personnel directs and aids all sales personnel. Our approach is to become a critical partner to our OEM customers rather than simply a component supplier by playing an integral role in the design and development of their products. Potential customers welcome our technological expertise and broad industry relationships because they do not always have the core competencies and relationships necessary to develop and commercialize products incorporating microdisplays.

     Sales in Asia and Europe represented approximately 44% of our net sales in 2003, approximately 33% of our net sales in 2002, and approximately 11% of our net sales in 2001.

Customers

     Our initial HDTV product is targeted at the premium segment of the large-screen HDTV market. This premium market segment generally consists of screen sizes greater than 50 inches and retail prices greater than $6,000. The typical consumer in this segment generally will be features driven and desire the best picture available.

     OEM products that have been announced to date for near-to-eye applications include the following:

•	video game, personal video player, and medical head-mounted devices from IO Display Systems;

•	a night vision headset by Trivisio;

•	a headset for wearable computers designed by Shimadzu and currently offered in Hitachi and Xybernaut products;

•	a viewer for a medical microscope by Zeiss;

•	a viewer for a video telescope by Betacom; and

•	a riflescope viewer by Brashear.

     We also have announced design relationships with Accupix, Baranti, and Visual Interaction.

     OEM customers in the projection market include SEOS, Kaiser Electronics, and Liebold Systems. SEOS introduced a specialty rear-projection monitor for flight simulators with a 15000:1 contrast ratio. Kaiser Electronics has announced the use of our microdisplays in their Joint Strike Force fighter and commercial aviation cockpit displays. Liebold Systems utilizes our microdisplays in their consumer photo printers.

     For the year ended December 31, 2003, sales to TQ Systems, Inc., Eastman Kodak, and Brashear accounted for approximately 14%, 14%, and 12%, respectively, of our revenue. For the year ended December 31, 2002, sales to Brashear accounted for approximately 23% of our revenue and sales to Kodak accounted for approximately 14% of our revenue. No other customer accounted for more than 10% of our revenue during those periods. Sales to Kodak resulted from our providing advanced product development services for microdisplay imagers under a $500,000 contract extending through December 31, 2004. Sales to Brashear resulted from providing advanced development services for microdisplay imagers under a $599,000 contract that extended through November 30, 2003 and the sale of microdisplays and ASIC products on a purchase order basis. We anticipate that our initial HDTV sales will be to a limited number of customers.

     Our engineering, sales, and marketing professionals are actively involved with an OEM customer during all phases of prototype design, production, and product marketing by providing technical and marketing assistance. In most cases, our technical staff works with each OEM customer in the development stage to identify potential improvements to the design of the customer’s product in parallel with the customer’s effort. We help our OEM customers incorporate our microdisplays into their products, thereby reducing the time required to bring their products to market. This assistance helps customers accelerate their design process and achieve cost effective and manufacturable designs, as well as facilitating a smooth transition into high-volume production.

Manufacturing

     We utilize an advanced manufacturing line in our Tempe facility to manufacture and test our LCoS microdisplay imagers. Costs incurred by us and TFS through December 31, 2003 to construct, furnish, and equip the facility were approximately $24.5 million. The manufacturing facility is fully equipped in all areas of manufacturing, including front-end, back-end, packaging, and test. The front-end processes are conducted in side-by-side Class 100 and Class 1000 clean rooms. Back-end manufacturing, packaging, and test procedures are all conducted in a Class 1000 clean room.

     We have an extensive quality control program and maintain quality systems and processes that meet or exceed the demanding standards set by many leading OEMs in our targeted industries. We have received ISO 9001 certification of our manufacturing facility and corporate headquarters in Tempe, Arizona. We base our quality control program upon statistical process control, which advocates continual quantitative measurements of crucial parameters and uses those measurements in a closed-loop feedback system to control the manufacturing process. We perform product life testing to help ensure long-term product reliability. We analyze results of product life tests and take actions to refine the manufacturing process or enhance the product design.

     We employ a virtual manufacturing model through third-party relationships for our HDTV products. After production and testing, we ship our LCoS imagers to our light engine manufacturer, which combines our LCoS imagers with a lamp and an optical core or prism set to complete the light engine. Separately, one of our contractors assembles a printed circuit board, or PCB, which contains the necessary electronics and color management systems. The light engine, the PCB, a screen, a case, and other necessary components are then shipped to our assembler for final assembly into an HDTV.

     We believe our virtual manufacturing strategy provides a scalable business model; enables us to concentrate on our core competencies of research and development, technological advances, and product design; and reduces our capital expenditures. In addition, we expect this strategy to significantly reduce our inventory costs because we will not pay many of our manufacturing costs until we have actually shipped our HDTVs to our customers and billed those customers for those products.

     We do not have long-term agreements with any of our contract manufacturers or assemblers that guarantee production capacity, prices, lead times, or delivery schedules. The strategy of relying on those parties exposes us to vulnerability owing to our dependence on a few contract manufacturers or assemblers. We may establish relationships with other contract manufacturers or assemblers in order to reduce our dependence on any one source of supply.

Suppliers

     In our HDTV products, we manufacture and supply the LCoS microdisplay, which utilizes a silicon backplane manufactured for us by SMIC. We then contract for the assembly of the following components: a light engine from OCLI (a subsidiary of JDS Uniphase) designed by ADO, which consists of a lamp from OSRAM, an optical core or prism set, a projection lens, and our LCoS microdisplays; a printed circuit board assembled by TFS containing a video processing integrated circuit from Pixelworks; a screen from Toppan; and a case designed by IDEO. The remote control is manufactured for us by SMK.

     Components and raw materials constitute a substantial portion of our LCoS microdisplay costs. The principal components and raw materials we use in producing our LCoS microdisplays consist of specialized glass, silicon wafers, ASICs, liquid crystal, and packaging materials.

     We attempt to procure components and other raw materials only when a purchase order or forecast is received from an OEM customer. Our procurement strategy is to secure alternative sources of supplies for the majority of these materials. Many of these materials, however, must be obtained from a sole or limited number of foreign suppliers, which subjects us to the risks inherent in obtaining materials from foreign sources, including supply interruptions and currency fluctuations. We have no short-, medium-, or long-term contracts with any of our suppliers. We purchase all of our components and raw materials on a purchase-order basis. Our suppliers generally are meeting our requirements, and we believe our strategic supplier alliances have further strengthened our relations with offshore suppliers.

Research and Development

     Our research and development programs focus on advancing technology, developing design and manufacturing processes, and expanding our technology to serve new markets. We have assembled an experienced research and development team by hiring personnel formerly employed by various of the pioneers in the microdisplay industry. In the HDTV product line, we are also researching system component and design platforms. Our research and development activities include the following:

•	Silicon backplane design to reduce size and cost, increase resolution and performance, decrease power consumption, and integrate driver functionality.

•	Projection optics, color science, and display characterization to optimize the link between the science of LCoS and the end-user experience.

•	ASIC design to combine and enhance functionality, reduce cost, and improve HDTV picture quality.

•	Basic research and development to characterize, test, and incorporate new liquid crystal solutions, silicon substrates, and glass. Our engineers and scientists continue to investigate alternative combinations of materials to improve picture quality, cost, and manufacturability.

•	Printed circuit board design.

•	LCoS package and test development programs.

     Research and development expenses were $7.4 million, $8.4 million, and $5.3 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Intellectual Property

     We rely on a variety of intellectual property methods, including patents, trade secrets, trademarks, confidentiality agreements, licensing agreements, and other forms of contractual provisions, to protect and advance our intellectual property. We have developed and patented a full suite of intellectual property for the microdisplay market. We hold patents in various technological arenas, including display technologies, optical system illumination technologies, and display drive electronics, and we own fully functioning reference designs. In total, we hold 69 issued U.S. patents and have 68 U.S. patents pending. Of these U.S. patents, seven have been issued as patents in at least one foreign jurisdiction, and 40 more are pending abroad. Our patents are system and design patents relating to the production of our imagers, ASICs, optical modules, and light engines and extend from the year 2012 to the year 2023. The patents enhance our ability to protect our unique technical developments.

     We currently have trademarked two brand names. The LCoS trademark describes the technology that makes up the microdisplay. The Brillian trademark describes the microdisplay product itself. Both of these trademarks have recognition in the display community and are being promoted and used by us to gain product awareness.

Competition

     Our HDTVs will encounter competition from a number of the world’s most recognized consumer electronics companies, such as JVC, Panasonic, Philips, Samsung, Sharp, Sony, Thompson, and Toshiba. Other companies, such as Dell, Hewlett-Packard, Gateway, and ViewSonic, could directly or indirectly compete with our HDTVs. All of these companies have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess, which afford them competitive advantages over us.

     For microdisplays used in third-party televisions, we believe that Texas Instruments, JVC, Hitachi, Aurora Systems, SpatiaLight, Epson, and Sony constitute our principal competitors. Intel has also announced its intention to begin manufacturing liquid crystal on silicon microdisplays. Texas Instruments has developed a digital micromirror device, which is referred to as DLP, that competes with our LCoS technology. JVC, Hitachi, eLCoS, UMO, Phillips, Aurora, and SpatiaLight are developing or producing liquid crystal on silicon microdisplays that compete with our LCoS microdisplays based on their own technology. The market participation of these companies is expected to spur the market penetration of liquid crystal on silicon microdisplays. We believe that our proprietary Gen II LCoS products provide superior performance to the liquid crystal on silicon technologies produced by our competitors.

     We believe that eMagin, Epson, and Sony constitute our principal competitors for microdisplays used in near-to-eye products. eMagin manufactures a product using OLEDs, while Epson and Sony manufacture transmissive high-temperature polysilicon microdisplays, which is a type of microdisplay that can be used in some of the same applications as liquid crystal on silicon microdisplays. Numerous other established and start-up companies are also pursuing similar and related technologies that may compete with our LCoS technology.

     Positive factors in our competitive position result from our broad liquid crystal on silicon capabilities, mature technologies, and high-volume LCoS microdisplay manufacturing capabilities. A number of our competitors, however, are large multinational companies that have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them competitive advantages.

Technology Purchases and Strategic Investments

     In August 1997, we entered into a strategic alliance with National Semiconductor Corporation for the development of LCoS microdisplay products and, in July 1999, we purchased certain assets and licensed silicon technologies from National Semiconductor relating to LCoS microdisplays. In August 1999, we licensed the technology of S-Vision Corporation, a former microdisplay competitor that had recently ceased operations. In the second quarter of 2002, we purchased all of the intellectual property of Inviso, a privately held company with numerous patents and proprietary technology related to microdisplay development that had recently ceased operations.

     In January 2002, we hired seven key technical persons formerly employed by Zight Corporation, a private company focused on microdisplays for personal display system applications. At that time, Zight had ceased operations. We then purchased certain fixed assets of Zight at a liquidator’s auction for approximately $600,000. Following that auction, we then negotiated with the representatives of the defunct Zight Corporation to purchase its intellectual property for approximately $2.0 million.

     In March 2001, we invested $1.25 million in Silicon Bandwidth, Inc., a privately held company providing unique semiconductor and optoelectronic interconnect solutions based upon multiple, patented, proprietary technologies. We have worked closely with Silicon Bandwidth to design unique, cost-effective, reconfigurable packaging platforms for LCoS microdisplays.

     In July 2002, we invested $5.0 million in ColorLink, Inc., a worldwide leader in the development and manufacture of color management technologies for microdisplays. ColorLink’s products consist of color management components and system architectures that are critical for digital projection systems that use high-resolution microdisplays. Those projection systems include color monitors, high-definition televisions, and multimedia projectors. This investment furthers our efforts to accelerate as much as possible the establishment of the necessary infrastructure for LCoS microdisplays.

Government Regulation

     Our operations are subject to certain federal, state, and local regulatory requirements relating to environmental, waste management, health, and safety matters. There can be no assurance that material costs and liabilities will not arise from complying with these or from new, modified, or more stringent requirements. In addition, our past, current, or future operations may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management, or health and safety concerns.

     Our microdisplay manufacturing operations create a small amount of hazardous waste, including various epoxies, gases, inks, solvents, and other wastes. The amount of hazardous waste we produce may increase in the future depending on changes in our operations. The general issue of the disposal of hazardous waste has received increasing focus from federal, state, local, and international governments and agencies and has been subject to increasing regulation.

Backlog

     As of December 31, 2003, we had a backlog of orders of approximately $111,000. The backlog of orders as of December 31, 2002, was approximately $554,000. Our backlog consists of orders for which purchase orders have been received and which are scheduled for shipment within six months. Most orders are subject to rescheduling or cancellation with limited penalties. Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not be indicative of sales for any succeeding period.

Employees

     At December 31, 2003, we employed a total of 88 persons. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

     Competition for qualified personnel in our industry is very competitive, particularly for engineering and other technical personnel. Our success depends in part on our continued ability to attract, hire, and retain qualified personnel.

Executive Officers

     The following table sets forth certain information regarding our executive officers and key employees:

Name	Age	Position
Vincent F. Sollitto, Jr	56	President, Chief Executive Officer, and Director

Robert L. Melcher	64	Chief Technology Officer

Wayne A. Pratt	42	Vice President, Chief Financial Officer, Secretary, and Treasurer

Hope S. Frank	44	Vice President of Marketing and Communications

Rajan N. Kapur	51	Vice President of Development

Henning C. Stauss	47	Vice President of Manufacturing

Rainer L. Kuhn	43	Senior Director of Sales and Marketing

     Vincent F. Sollitto, Jr. has been our President and Chief Executive Officer and a director of our company since June 2003. Mr. Sollitto served as President and Chief Executive Officer of Photon Dynamics, Inc., a provider of yield management solutions for flat panel displays, from June 1996 until January 2003. From August 1993 to June 1996, Mr. Sollitto served as the General Manager of Business Unit Operations for Fujitsu Microelectronics Inc., a semiconductor and electronics company. From April 1991 to August 1993, Mr. Sollitto served as the Executive Vice President of Technical Operations at Supercomputer Systems, Incorporated. Prior to joining Supercomputer Systems, Incorporated, Mr. Sollitto spent 21 years in various management positions at International Business Machines Corporation, including Director of Technology and Process. Mr. Sollitto serves as a director of Applied Films Corporation, a thin film deposition equipment company, and Ultratech Stepper, Inc., a photolithography equipment company, each of which is a public company.

     Robert L. Melcher has been our Chief Technology Officer since our formation. Dr. Melcher served as the Chief Technology Officer of TFS from October 1999 until our spin-off from TFS. Prior to joining TFS, Dr. Melcher was employed at IBM in a variety of management positions since 1970. He served as the Program Leader for Projection Displays from 1993 to 1999 and as Director of the Physical Sciences Department from 1990 to 1993.

     Wayne A. Pratt has been our Vice President, Chief Financial Officer, Secretary, and Treasurer since our formation. Mr. Pratt served as Senior Vice President and Chief Financial Officer of Limelight Networks, LLC, a provider of outsourced e-business infrastructure and IP delivery services, from April 2002 until joining our company in April 2003. Mr. Pratt was Senior Vice President and Chief Financial Officer of Axient Communications, Inc., a venture capital-backed telecommunications company, from February 2000 until January 2001; Senior Vice President-Operations of Verde Capital Partners, LLC, a venture capital firm, from November 1999 until January 2000; Senior Vice President and Chief Financial Officer for Frontier Global Center, Inc., a web hosting company, from March 1998 until November 1999; Senior Vice President and Chief Financial Officer for Global Center, Inc., a web hosting company, from January 1997 until its acquisition by Frontier Global Center, Inc. in February 1998; and Vice President and Chief Financial Officer of Primenet Services for the Internet, Inc., a nationwide ISP, from December 1995 until its acquisition by Global Center, Inc. in January 1997. Mr. Pratt was Director of Financial Reporting for Swift Transportation Co., Inc., a national publicly owned trucking company, from August 1994 until December 1995. From July 1986 until August 1994, Mr. Pratt held various positions with KPMG LLP, most recently as a Senior Manager. In July 2001, Axient Communications, Inc. filed a voluntary petition for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code.

     Hope S. Frank has been our Vice President of Marketing and Communications since January 2004. Prior to joining our company, Ms. Frank served as Vice President of Communications for Photon Dynamics, Inc. from January 2002 until March 2003. Prior to joining Photon Dynamics, Ms. Frank served as President of Strategy 10X from January 2000 until January 2002. Prior to Strategy 10X, Ms. Frank served as President of Frank Harrison Perez Corporation from 1998 until December 2000.

     Rajan N. Kapur has been our Vice President of Development since November 2003. Prior to that, from our formation until November 2003, Dr. Kapur served as our Senior Director of Personal Display Systems. Dr. Kapur served as Senior Director of TFS from January 2002 until our spin-off from TFS. Prior to joining TFS, Dr. Kapur served as Vice President - Engineering for Zight Corporation from February 2000 to November 2001 with principal responsibilities for developing display backplanes, interface ASICs, evaluation kits, and reference designs for binocular and monocular applications. Dr. Kapur served as Director of Engineering for Cirrus Logic with which he was employed from August 1985 to March 1998. He was a member of the Technical Staff of AT&T Bell Labs from March 1982 to July 1985.

     Henning C. Stauss has been our Vice President of Manufacturing since November 2003. Prior to that, from our formation until November 2003, Mr. Strauss served as our Senior Director of Operations. Mr. Stauss served as Senior Director – LCoS Operations of TFS from January 2001 until our spin-off from TFS, where he led the LCoS Manufacturing and Process Engineering departments and created the wafer scale manufacturing line by using well-known semiconductor manufacturing equipment and blending them with LCD processes for making LCoS devices. Mr. Stauss joined TFS as Director of LCD Manufacturing in August 1997. Prior to joining TFS, Mr. Stauss was leading the product development and pilot production of Optrex in Germany, a major manufacturer of LCD’s for automotive and telecommunication applications.

     Rainer L. Kuhn has been our Senior Director of Sales and Marketing since our formation. Mr. Kuhn served as the Senior Director of Sales and Marketing of TFS from February 2003 until our spin-off from TFS and as Senior Director of Sales — Personal Display Systems from January 2002 until February 2003. Prior to joining TFS, Mr. Kuhn was Director of Marketing, Product Management, and Business Development for Zight Corporation from February 1998 to November 2001. Mr. Kuhn held various management positions with Lexmark International from March 1997 to February 1998 and various marketing and sales positions with Siemens Corp. from June 1987 to March 1997.

     There are no family relationships among any of our directors, officers, or key employees. We consider Mr. Sollitto, Dr. Melcher, and Mr. Pratt to be our executive officers and the other individuals to be key employees.

RISK FACTORS

     You should carefully consider the following risk factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business.

Risks Related to Our Business

We have never achieved profitability on a quarterly or annual basis.

     We have never achieved profitability on a quarterly or annual basis. We incurred net losses of $18.7 million in 2003, $23.2 million in 2002, and $22.3 million in 2001. We cannot assure you that we will ever achieve or maintain profitability.

We have not secured any retailers to sell our HDTVs, and we do not have long-term purchase commitments from OEM customers for our home theater or near-to-eye microdisplay products.

     We have not secured any retailers to sell our HDTVs. The inability to secure retailers to sell our HDTVs would substantially impede our revenue growth and require us to write off substantial investments that we have made in this aspect of our business. We anticipate that our initial HDTV sales will be to a limited number of customers. As a result, we will face the risks inherent in relying on a concentration of customers. Any material delay, cancellation, or reduction of orders by one of these customers would adversely affect our operating results.

     Our OEM customers generally do not provide us with firm, long-term volume purchase commitments. In addition, the worldwide adverse economic slowdown commencing in 2001 has led to radically shortened lead times on purchase orders. Although we sometimes enter into manufacturing contracts with our OEM customers, these contracts typically clarify order lead times, inventory risk allocation, and similar matters rather than provide firm, long-term volume purchase commitments. As a result, OEM customers generally can cancel purchase commitments or reduce or delay orders at any time. The cancellation, delay, or reduction of OEM customer commitments could result in reduced revenue and in our holding excess and obsolete inventory and having unabsorbed manufacturing capacity. The large percentage of our OEM sales to customers in the electronics industry, which is subject to severe competitive pressures, rapid technological change, and product obsolescence, increases our inventory and overhead risks.

     In addition, we make significant decisions, including production schedules, component procurement commitments, facility requirements, personnel needs, and other resource requirements, based on our estimates of OEM customer requirements. The short-term nature of our OEM customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately the future requirements of those customers. Our operating results may be materially and adversely affected as a result of the failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in OEM customer requirements. Because many of our costs and operating expenses are relatively fixed, a reduction in OEM customer demand can harm our gross margins and operating results.

     On occasion, OEM customers may require rapid increases in production, which can stress our resources and reduce operating margins. Although we have had a net increase in our manufacturing capacity over the past few years, we may not have sufficient capacity at any given time to meet all of our customers’ demands or to meet the requirements of a specific project.

We face intense competition.

     Our HDTVs will encounter competition from a number of the world’s most recognized consumer electronics companies, such as JVC, Panasonic, Philips, Samsung, Sharp, Sony, Thompson, and Toshiba. All of these companies have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess, which afford them competitive advantages over us. Intel has also announced its intention to begin manufacturing liquid crystal on silicon microdisplays. Other companies, such as Dell, Hewlett-Packard, Gateway, and ViewSonic, could directly or indirectly compete with our HDTVs.

     In addition to the high-definition television market, we serve intensely competitive industries that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. Our competitive position in these markets could suffer if one or more of our OEM customers decide to design and manufacture their own microdisplays, to use microdisplay products that we do not offer, to utilize competitive products, or to use alternative technologies that we may not offer. In addition, our OEM customers sometimes develop a second source, even for microdisplays we supply to them. These second source suppliers may win an increasing share of a program, particularly as it grows and matures, by competing primarily on price rather than on performance.

     Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in developing and producing new products;

•	our ability to address the needs of our retailer and OEM customers;

•	the pricing, quality, performance, reliability, features, ease of use, and diversity of our products;

•	the quality of our customer service;

•	our efficiency of production;

•	the rate at which customers incorporate our products into their own products;

•	product or technology introductions by our competitors; and

•	foreign currency devaluations, especially in Asian currencies, such as the Japanese yen, the Korean won, and the Taiwanese dollar, which may cause a foreign competitor’s products to be priced significantly lower than our products.

Competing technologies could reduce the demand for our products.

     We are also subject to competition from competing technologies, such as CRT, high-temperature polysilicon, plasma, thin film transistor liquid crystal displays, or TFT LCDs, and digital micromirror technologies, as well as other emerging technologies or technologies that may be introduced in the future. For example, Motorola recently announced carbon nanotube technology that is intended to enable manufacturers to design large flat panel displays that exceed the image quality characteristics of plasma and LCD screens at a lower cost. The success of competing technologies could substantially reduce the demand for our products.

We rely on contract manufacturers and assemblers for a portion of our HDTV production requirements, and any interruptions of these arrangements could disrupt our ability to fill customer orders.

     We outsource to various contract manufacturers and assemblers the production requirements for our HDTVs. The loss of our relationships with our contract manufacturers or assemblers or their inability to conduct their manufacturing and assembly services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to fill retailer customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue and revenue potential would harm our business. Securing new contract manufacturers and assemblers is time-consuming and might result in unforeseen manufacturing and operations problems.

Our contract manufacturers and assemblers must maintain satisfactory delivery schedules and their inability to do so could increase our costs, disrupt our supply chain, and result in our inability to deliver our HDTV products, which would adversely affect our results of operations.

     Our contract manufacturers and assemblers must maintain high levels of productivity and satisfactory delivery schedules. We do not have long-term arrangements with any of our contract manufacturers or assemblers that guarantee production capacity, prices, lead times, or delivery schedules. Our contract manufacturers and assemblers serve many other customers, a number of which have greater production requirements than we do. As a result, our contract manufacturers and assemblers could determine to prioritize production capacity for other customers or reduce or eliminate services for us on short notice. Longer delivery schedules may be encountered in commencing volume production of our HDTVs. Any such problems could result in our inability to deliver our HDTV products in a timely manner and adversely affect our operating results.

Shortages of components and materials may delay or reduce our sales and increase our costs.

     Our inability or the inability of our contract manufacturers and assemblers to obtain sufficient quantities of components and other materials necessary for the production of our products could result in delayed sales or lost orders, increased inventory, and underutilized manufacturing capacity. Many of the materials used in the production of our HDTV and microdisplay products are available only from a limited number of foreign suppliers, including our light engines from OCLI (a subsidiary of JDS Uniphase), our video processing integrated circuits from Pixelworks, and our screens from Toppan. As a result, we are subject to increased costs, supply interruptions, and difficulties in obtaining materials. Our OEM customers also may encounter difficulties or increased costs in obtaining from others the materials necessary to produce their products into which our products are incorporated.

     We depend on Shanghai-based Semiconductor Manufacturing International Corporation, or SMIC, for the fabrication of silicon wafers and ASICs for our HDTV microdisplay products. We depend on Taiwan-based United Microelectronics Corporation, or UMC, for the fabrication of silicon wafers and ASICs for our near-to-eye microdisplay products. We do not have a long-term contract with SMIC or UMC. As a result, neither is obligated to supply us with silicon wafers or ASICs for any specific period, in any specific quantity, or at any specific price, except as provided in purchase orders from time to time. The termination of our arrangements with SMIC or UMC or their inability or unwillingness to provide us with the necessary amount or quality of silicon wafers or ASICs on a timely basis would adversely affect our ability to manufacture and ship our microdisplay products until alternative sources of supply could be arranged. We cannot assure you that we would be able to secure alternative arrangements.

     Materials and components for some of our major programs may not be available in sufficient quantities to satisfy our needs because of shortages of these materials and components. Any supply interruption or shortages may result in lost sales opportunities.

We do not sell any products to end users and depend on the market acceptance of the products of our customers.

     We do not sell any products to end users. Instead, we design and develop HDTVs for sale by retailers under their own brand names and we sell microdisplay products that our OEM customers incorporate into their products. As a result, our success depends on the ability of our retailer customers to sell our HDTVs and the widespread market acceptance of our OEM customers’ products. Any significant slowdown in the demand for our customers’ products would adversely affect our business.

     Because our success depends on the widespread market acceptance of our customers’ products, we must secure successful retailers for our HDTV products and establish relationships for our microdisplay products with OEMs in industries that have significant growth potential. Our failure to secure retailers to sell our HDTVs or to establish relationships with OEMs in those high-growth markets would reduce our revenue potential.

     Our dependence on the success of the products of our retailer and OEM customers exposes us to a variety of risks, including the following:

•	our ability to supply products for customers on a timely and cost-effective basis;

•	our success in maintaining customer satisfaction with our products;

•	our ability to match our manufacturing capacity with customer demand and to maintain satisfactory delivery schedules;

•	customer order patterns, changes in order mix, and the level and timing of orders placed by customers that we can complete in a quarter; and

•	the cyclical nature of the industries and markets we serve.

Our failure to address these risks may adversely affect our results of operations.

We are subject to lengthy development periods and product acceptance cycles.

     We sell our microdisplay products to OEMs, which then incorporate them into the products they sell. OEMs make the determination during their product development programs whether to incorporate our microdisplay products or pursue other alternatives. This may require us to make significant investments of time and capital well before our OEM customers introduce their products incorporating our products and before we can be sure that we will generate any significant sales to our OEM customers or even recover our investment.

     During an OEM customer’s entire product development process, we face the risk that our products will fail to meet our OEM customer’s technical, performance, or cost requirements or will be replaced by a competing product or alternative technology. Even if we offer products that are satisfactory to an OEM customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events would adversely affect our revenue. The lengthy development period also means that it is difficult to immediately replace an unexpected loss of existing business.

Our Arizona facility and its high-volume LCoS microdisplay manufacturing line are critical to our success.

     Our Arizona facility and its high-volume LCoS microdisplay manufacturing line are critical to our success. We currently produce all of our LCoS microdisplays on this dedicated line. This facility also houses our principal research, development, engineering, design, and managerial operations. Any event that causes a disruption of the operation of this facility for even a relatively short period of time would adversely affect our ability to produce our LCoS microdisplays and to provide technical and manufacturing support for our customers.

We experienced lower than expected manufacturing yields in commencing volume production of LCoS microdisplays, and we must achieve satisfactory manufacturing yields.

     The design and manufacture of microdisplays are new and highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. As a result of these factors, we have experienced lower than expected manufacturing yields in producing LCoS microdisplays. These issues could continue, and we may continue to encounter lower than desired manufacturing yields as we manufacture LCoS microdisplays in higher volumes, which could result in the delay of the ramp-up to high-volume LCoS manufacturing production. Continued lower than expected manufacturing yields could significantly and adversely affect our operating margins.

     Although we added additional equipment to our Arizona manufacturing facility in the last two years for manufacturing LCoS microdisplays, the high-volume manufacture of LCoS microdisplays will require us to overcome numerous challenges, including the following:

•	the availability of a sufficient quantity of quality materials,

•	the implementation of new manufacturing techniques,

•	the incorporation of new handling procedures,

•	the maintenance of clean manufacturing environments, and

•	the ability to master precise tolerances in the manufacturing process.

     In addition, the complexity of manufacturing processes will increase along with increases in the sophistication of microdisplays. Any problems with our manufacturing operations could result in the lengthening of our delivery schedules, reductions in the quality or performance of our design and manufacturing services, and reduced customer satisfaction.

Various target markets for our LCoS microdisplays are uncertain, may be slow to develop, or could use competing technologies.

     Various target markets for our LCoS microdisplays, including HDTVs, home theaters, and near-to-eye microdisplays, are uncertain, may be slow to develop, or could utilize competing technologies, especially high-temperature polysilicon and digital micromirror devices. Many manufacturers have well-established positions in these markets. HDTV has only recently become available to consumers, and widespread market acceptance is uncertain. Penetrating this market will require us to offer an improved value, higher performance proposition to existing technology. In addition, the commercial success of the near-to-eye microdisplay market is uncertain. Gaining acceptance in these markets may prove difficult because of the radically different approach of microdisplays to the presentation of information. We must provide customers with lower cost, higher performance microdisplays for their products in these markets. The failure of any of our target markets to develop, or our failure to penetrate these markets, would impede our sales growth. Even if our products successfully meet our price and performance goals, our retailer customers may not achieve success in selling our HDTVs and our OEM customers may not achieve commercial success in selling their products that incorporate our microdisplay products.

Our business depends on new products and technologies.

     We operate in rapidly changing industries. Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our business unless we are able to adapt to the changing conditions. As a result, we will be required to expend substantial funds for and commit significant resources to the following:

•	continuing research and development activities on existing and potential products;

•	engaging additional engineering and other technical personnel;

•	purchasing advanced design, production, and test equipment;

•	maintaining and enhancing our technological capabilities; and

•	expanding our manufacturing capacity.

We may be unable to recover any expenditures we make relating to one or more new technologies that ultimately prove to be unsuccessful for any reason. In addition, any investments or acquisitions made to enhance our technologies may prove to be unsuccessful.

     Our future operating results will depend to a significant extent on our ability to provide new products that compare favorably on the basis of time to introduction, cost, and performance with the products of competitive third-party suppliers and technologies. Our success in attracting new customers and developing new business depends on various factors, including the following:

•	the acceptance of our technology;

•	utilization of advances in technology;

•	innovative development of new microdisplay products for customer products; and

•	efficient, timely, and cost-effective manufacture of microdisplay products.

Our products may not achieve commercial success or widespread market acceptance.

     A key element of our current business involves the ongoing commercialization of our LCoS microdisplay technology. Our products may not achieve customer or widespread market acceptance. Some or all of our products may not achieve commercial success as a result of technological problems, competitive cost issues, yield problems, and other factors. Even when we successfully introduce a new product designed for OEM customers, our OEM customers may determine not to introduce or may terminate products utilizing our products for a variety of reasons, including the following:

      • difficulties with other suppliers of components for the products,

      • superior technologies developed by our competitors,

      • price considerations,

      • lack of anticipated or actual market demand for the products, and

      • unfavorable comparisons with products introduced by others.

Our products are complex and may require modifications to resolve undetected errors or unforeseen failures, which could lead to an increase in our costs, a loss of customers, or a delay in market acceptance of our products.

     Our products are complex and may contain undetected errors or experience unforeseen failures when first introduced or as new versions are released. These errors could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts, and cause significant customer relations and business reputation problems. If we deliver products with defects, our credibility and the market acceptance and sales of our products could be harmed. Defects could also lead to liability for defective products as a result of lawsuits against us or against our customers. We also may agree to indemnify our customers in some circumstances against liability from defects in our products. A successful product liability claim could require us to make significant damage payments.

We must protect our intellectual property and could be subject to infringement claims by others.

     We believe that our success depends in part on protecting our proprietary technology. We rely on a combination of patent, trade secret, and trademark laws, confidentiality procedures, and contractual provisions to protect our intellectual property. We seek to protect certain aspects of our technology under trade secret laws, which afford only limited protection. We face risks associated with our intellectual property, including the following:

•	intellectual property laws may not protect our intellectual property rights;

•	third parties may challenge, invalidate, or circumvent any patents issued to us;

•	rights granted under patents issued to us may not provide competitive advantages to us;

•	pending patent applications may not be issued;

•	unauthorized parties may attempt to obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights;

•	others may independently develop similar technology or design around any patents issued to us; and

•	effective protection of intellectual property rights may be limited or unavailable in some foreign countries in which we operate.

     We may not be able to obtain effective patent, trademark, service mark, copyright, and trade secret protection in every country in which we sell our products. We may find it necessary to take legal action in the future to enforce or protect our intellectual property rights or to defend against claims of infringement and such action may be unsuccessful.

     Third parties could claim that we are infringing their patents or other intellectual property rights. In the event that a third party alleges that we are infringing its rights, we may not be able to obtain licenses on commercially reasonable terms from the third party, if at all, or the third party may commence litigation against us. Litigation can be very expensive and can distract our management’s time and attention, which could adversely affect our business. In addition, we may not be able to obtain a favorable outcome in any intellectual property litigation.

The nature of our business requires us to make significant capital expenditures and investments.

     The nature of our business requires us to make significant capital expenditures and investments. For example, the capital acquisition cost of our assets, including intangibles such as tooling, licenses, and patents, was $27.1 million through December 31, 2003. To facilitate the development of our LCoS microdisplay products, we also made an equity investment of $3.8 million in Inviso, Inc., which we had to write off in 2001 as a result of the closing of those operations. In 2002, we purchased all of the technology of Inviso for $780,000 after Inviso ceased operations. In addition, we purchased assets and technology of the former Light Valve business unit of National Semiconductor Corporation for approximately $3.6 million during 1999. In early 2002, we purchased certain fixed assets of Zight Corporation at a liquidator’s auction for approximately $600,000. Following that auction, we then negotiated with the representatives of the defunct Zight Corporation to purchase its intellectual property for approximately $2.0 million. We also invested $1.3 million in an advanced packaging company, Silicon Bandwidth, Inc., during 2001 and $5.1 million in ColorLink, Inc., a private company providing color management systems for LCoS microdisplay light engines, during 2002. We may be required to make similar investments and capital expenditures in the future to maintain or enhance our ability to offer technologically advanced products.

We must finance the growth of our business and the development of new products.

     To remain competitive, we must continue to make significant investments in research and development, equipment, and facilities. As a result of the increase in fixed costs and operating expenses related to these capital expenditures, our failure to increase sufficiently our net sales to offset these increased costs would adversely affect our operating results. Rapid sales increases would also require substantial increases in working capital.

     From time to time we may seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand our design and production facilities and equipment or to finance working capital requirements. We cannot predict the timing or amount of any such capital requirements at this time. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing stockholders. We have agreed with TFS not to issue common stock if such issuance could result in the imposition of a tax under Section 355(e) of the Internal Revenue Code unless we receive an opinion of counsel that Section 355(e) would not apply to such issuance because it was not part of a plan at the time of the spin-off.

If we choose to manufacture or sell in the European and Asian markets, we may encounter challenges.

     Any efforts to manufacture or sell in the European and Asian markets may create a number of challenges. We and our contract manufacturers and assemblers purchase certain materials from international sources, and in the future we may decide to move certain manufacturing functions to, or establish additional manufacturing functions in, international locations. Purchasing, manufacturing, and selling products internationally exposes us to various economic, political, and other risks, including the following:

•	management of a multinational organization;

•	the burdens and costs of compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	transportation delays or interruptions and other effects of less developed infrastructures;

•	foreign exchange rate fluctuations;

•	employment and severance issues, including possible employee turnover or labor unrest;

•	overlap of tax issues;

•	tariffs and duties;

•	lack of developed infrastructure; and

•	political or economic instability in certain parts of the world.

     Political and economic conditions abroad may adversely affect our foreign relationships. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could adversely affect our ability to manufacture or sell microdisplays in foreign markets and to purchase materials or equipment from foreign suppliers.

     Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, limitations on imports or exports, or the expropriation of private enterprises also could have a material adverse effect on us. In addition, U.S. trade policies, such as “most favored nation” status and trade preferences for certain Asian nations, could affect the attractiveness of our products to our U.S. customers.

     While we transact business predominantly in U.S. dollars and bill and collect most of our sales in U.S. dollars, we occasionally collect a portion of our revenue in non-U.S. currencies. In the future, customers may make payments in non-U.S. currencies.

     Fluctuations in foreign currency exchange rates could affect our cost of goods and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results.

The cyclical nature of the consumer electronics industry may cause substantial period-to-period fluctuations in our operating results.

     The consumer electronics industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, intense competition, and production over-capacity. In addition, the consumer electronics industry is cyclical in nature. We may experience substantial period-to-period fluctuations in operating results, at least in part because of general industry conditions or events occurring in the general economy.

Our operating results may have significant periodic and seasonal fluctuations.

     In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors may contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:

•	the timing and volume of orders relative to our capacity;

•	product introductions or enhancements and market acceptance of product introductions and enhancements by us, our OEM customers, and competitors;

•	evolution in the life cycles of customers’ products;

•	timing of expenditures in anticipation of future orders;

•	effectiveness in managing manufacturing processes;

•	changes in cost and availability of labor and components;

•	product mix;

•	pricing and availability of competitive products; and

•	changes or anticipated changes in economic conditions.

     Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in some future period, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may decline.

We must effectively manage our growth.

     The failure to manage our growth effectively could adversely affect our operations. Our ability to manage our planned growth effectively will require us to

•	enhance our operational, financial, and management systems;

•	expand our facilities and equipment; and

•	successfully hire, train, and motivate additional employees, including the technical personnel necessary to operate our production facility in Tempe, Arizona.

We incur increased costs as a result of being a public company.

     As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a division of TFS. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and Nasdaq, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We depend on key personnel.

     Our development and operations depend substantially on the efforts and abilities of our senior management and technical personnel. The competition for qualified management and technical personnel is intense. Although we have not experienced problems of recruiting and maintaining qualified personnel to date, we have limited experience in personnel recruitment or retention as an independent company. The loss of services of one or more of our key employees or the inability to add key personnel could have a material adverse effect on us. Although we maintain non-competition and nondisclosure covenants with certain key personnel, we do not have any fixed-term agreements with, or key person life insurance covering, any officer or employee.

Potential strategic alliances may not achieve their objectives.

     We have entered into various strategic alliances, and we plan to enter into other similar types of alliances in the future. Among other matters, we will explore strategic alliances designed to do the following:

•	enhance or complement our technology or work in conjunction with our technology;

•	increase our manufacturing capacity;

•	provide necessary know-how, components, or supplies; and

•	develop, introduce, or distribute products utilizing our technology.

     Any strategic alliances may not achieve their strategic objectives, and parties to our strategic alliances may not perform as contemplated.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

     We plan to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. While we have no current agreements or active negotiations underway, we may buy businesses, products, or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt, or assume contingent liabilities. We have agreed with TFS not to issue common stock in an acquisition transaction if such issuance could result in the imposition of a tax under Section 355(e) of the Internal Revenue Code unless we receive an opinion of counsel that Section 355(e) would not apply to such issuance because it was not part of a plan at the time of the spin-off.

     Our experience in acquiring other businesses and technologies is limited. Potential acquisitions also involve numerous risks, including the following:

• problems integrating the purchased operations, technologies, products, or services with our own;

• unanticipated costs associated with the acquisition;

• diversion of management’s attention from our core businesses;

• adverse effects on existing business relationships with suppliers and customers;

• risks associated with entering markets in which we have no or limited prior experience; and

• potential loss of key employees and customers of purchased organizations.

     Our acquisition strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. In addition, we may encounter difficulties in integrating the operations of acquired businesses with our own operations or managing acquired businesses profitably without substantial costs, delays, or other operational or financial problems.

We are subject to governmental regulations.

     Like all businesses, our operations are subject to certain federal, state, and local regulatory requirements relating to environmental, waste management, health, and safety matters. We could become subject to liabilities as a result of a failure to comply with applicable laws and incur substantial costs from complying with existing, new, modified, or more stringent requirements. In addition, our past, current, or future operations may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management, or health and safety concerns.

Risks Related to Our Recent Spin-Off

We have a limited operating history as a public company, and our business has relied on TFS for various financial, managerial, and administrative services.

     We have a limited operating history as an independent company. Our business historically relied on TFS for various financial, managerial, and administrative services and was able to benefit from the earnings, assets, and cash flows of TFS’ other businesses. TFS is no longer obligated to provide assistance or services to us, except as described in the Master Separation and Distribution Agreement, the Transition Services Agreement, and the other agreements entered into between the companies.

Our historical financial information may not be representative of our results as a separate company, as we previously operated as a division of TFS.

     The historical financial information included in this report may not be representative of our results of operations, financial position, and cash flows had we operated as a separate, stand-alone entity rather than as a division of TFS during the periods prior to September 15, 2003 or of our results of operations, financial position, and cash flows in the future. This results from the following:

•	in preparing this information, we have made adjustments and allocations because TFS did not account for us as, and we were not operated as, a stand-alone business for all periods prior to the spin-off; and

•	the information prior to the spin-off does not reflect many changes in our funding and operations as a result of our spin-off from TFS.

We cannot assure you that the adjustments and allocations we have made in preparing our historical financial statements appropriately reflect our operations during those periods as if we had in fact operated as a stand-alone entity.

We could incur significant tax liability if the contribution or the spin-off from TFS does not qualify for tax-free treatment.

     TFS received a private letter ruling from the IRS to the effect that, among other things, the spin-off was tax free to TFS and the TFS stockholders under Section 355 of the Internal Revenue Code, except to the extent that cash was received in lieu of fractional shares. The private letter ruling, while generally binding upon the IRS, was based upon factual representations and assumptions and commitments on our behalf with respect to future operations made in the ruling request. The IRS could modify or revoke the private letter ruling retroactively if the factual representations and assumptions in the request were materially incomplete or untrue, the facts upon which the private letter ruling was based were materially different from the facts at the time of the spin-off, or if we do not meet certain commitments made.

     If the spin-off failed to qualify under Section 355 of the Internal Revenue Code, corporate tax would be payable by the consolidated group of which TFS is the common parent based upon the difference between the aggregate fair market value of the assets of our business and the adjusted tax bases of such business to TFS prior to the spin-off. The corporate level tax would be payable by TFS. We have agreed, however, to indemnify TFS for this and certain other tax liabilities if they result from actions taken by us or from the spin-off. In addition, under the Internal Revenue Code’s consolidated return regulations, each member of the TFS consolidated group, including our company, will be severally liable for these tax liabilities. If we are required to indemnify TFS for these liabilities or otherwise are found liable to the IRS for these liabilities, the resulting obligation could materially and adversely affect our financial condition.

The agreements governing our relationship with TFS following the spin-off were negotiated while we were a subsidiary of TFS and, as a result, we cannot assure you that the agreements are on terms favorable to us.

     The agreements governing our relationship with TFS following the spin-off were negotiated in a parent-subsidiary context and were negotiated in the overall context of our separation from TFS. At the time of these negotiations, certain of our officers were employees of TFS. We cannot assure you that these agreements were the result of arm’s-length negotiations. Especially as it relates to the Transition Services Agreement and the Real Property Sublease Agreement, we cannot assure you that these agreements are on terms comparable to those which might have been obtained from unaffiliated third parties. Additionally, upon the expiration of these agreements, we may not be able to replace the services and support that TFS provides under these agreements in a timely manner or on terms and conditions, including costs, as favorable as those we receive from TFS.

     While TFS is contractually obligated to provide us with certain transitional services, we cannot assure you that these services will be sustained at the same level as when we were part of TFS or that we will obtain the same benefits. In addition, as we build our own infrastructure during the term of those agreements, we will incur additional costs for duplicated administrative services.

We will not be able to rely on TFS to fund future capital requirements and, therefore, we may not be able to provide for our capital needs.

     In the past, our capital needs were satisfied by TFS. However, TFS no longer provides any funds to finance our working capital or other cash requirements and does not guarantee our financial or other obligations. The $20.9 million cash funding that TFS provided us in connection with the spin-off may not be adequate for us to fund our planned operations and expenditures beyond 2004. It will be necessary for us to reduce substantially our operating losses (through either increased sales, reduced expenses, or both) or to raise additional funds. We cannot assure you that we will be able to increase our sales or raise necessary funds on terms satisfactory to us.

     We believe that our capital requirements will vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in our operating results, and financing activities. To increase our financial resources, we may be required to raise additional capital through a public offering or private placement of equity with strategic or other investors or through debt financing in the future. Future equity financings would dilute the relative percentage ownership of the then existing holders of our common stock and may be limited by our agreements with TFS, particularly the Tax Sharing Agreement. Future debt financings could involve restrictive covenants that limit our ability to take certain actions, such as pay dividends, incur additional indebtedness, or create liens. We may not be able to obtain financing on terms as favorable as those historically enjoyed by TFS. For a more complete discussion of our capital resources, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Risks Related to Securities Markets

The market price for our common stock may be volatile, and many factors could cause the market price of our common stock to rise and fall.

     Many factors could cause the market price of our common stock to rise and fall, including the following:

•	variations in our quarterly results;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new products or new pricing policies by us or by our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	the gain or loss of significant customers;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that follow our stock; and

•	market conditions in our industry, the industries of our customers, and the economy as a whole.

     In addition, stocks of technology companies have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to these companies’ operating performance. Public announcements by technology companies concerning, among other things, their performance, accounting practices, or legal problems could cause the market price of our common stock to decline regardless of our actual operating performance.

Substantial sales of our common stock, or the perception that such sales might occur, could depress the market price of our common stock.

     Substantially all of the shares of our common stock are eligible for immediate resale in the public market. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could depress the market price of our common stock.

We have agreed to restrictions and adopted policies in connection with the spin-off that could have possible anti-takeover effects.

     We have agreed to certain restrictions on our future actions to assure that the spin-off is tax-free, including restrictions with respect to an acquisition of shares of our common stock by an unrelated party. If we fail to abide by these restrictions, and, as a result, the spin-off fails to qualify as a tax-free reorganization, we will be obligated to indemnify TFS for any resulting tax liability. These restrictions and the potential tax liability that could arise from an acquisition of shares of our common stock, together with our related indemnification obligations, could have the effect of delaying, deferring, or preventing a change in control of our company.

Provisions in our certificate of incorporation, our bylaws, and Delaware law could make it more difficult for a third party to acquire us, discourage a takeover, and adversely affect existing stockholders.

     Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of stockholders. These include provisions limiting the stockholders’ powers to remove directors or take action by written consent instead of at a stockholders’ meeting. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.”

     We have also adopted a stockholder rights plan intended to encourage anyone seeking to acquire our company to negotiate with our board of directors prior to attempting a takeover. While the plan was designed to guard against coercive or unfair tactics to gain control of our company, the plan may have the effect of making more difficult or delaying any attempts by others to obtain control of our company.

     These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

We do not pay cash dividends.

     We have never paid any cash dividends on our common stock and do not anticipate that we will pay cash dividends in the foreseeable future. Instead, we intend to apply any earnings to the expansion and development of our business.

Item 2. Properties

     We occupy approximately 42,500 square feet in a facility in Tempe, Arizona, which houses our manufacturing operations and research, development, engineering, design, and corporate functions. We sublease this facility from TFS under an agreement that extends through August 31, 2005, subject to automatic one-year renewals cancellable by either TFS or us upon written notice delivered at least six months prior to such renewal. TFS occupies office space in a separate part of the Tempe facility, and we share certain common areas of the facility with TFS.

     We lease approximately 7,000 square feet of space in Boulder, Colorado.

Item 3. Legal Proceedings

     We are not currently involved in any legal proceedings that we believe would have a material adverse effect on our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     Our common stock has been traded on the Nasdaq National Market under the symbol “BRLC” since September 16, 2003. The following table sets forth the high and low sale prices of our common stock for each calendar quarter indicated as reported on the Nasdaq National Market.

	High	Low
2003
Third quarter	$10.25	$8.20
Fourth quarter	$10.25	$7.70
2004
First quarter (through March 23, 2004)	$12.40	$7.41

     On March 23, 2004, the last reported sale price of our common stock was $8.25 per share. On March 23, 2004, there were approximately 525 record holders and approximately 10,200 beneficial owners of our common stock.

Item 6. Selected Financial Data

     The following table contains selected financial information and is supplemented by the more detailed financial statements and notes thereto included elsewhere in this report. The statement of operations data for the fiscal years ended December 31, 2003, December 31, 2002, and December 31, 2001 and the balance sheet data as of December 31, 2003 and December 31, 2002 have been derived from our financial statements, which statements have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere in this report. The statement of operations data for the fiscal year ended December 31, 2000 and the balance sheet data as of December 31, 2001 have been derived from our financial statements, which have been audited by Deloitte & Touche LLP, independent auditors, and are not included elsewhere in this report. The statement of operations data for the fiscal year ended December 31, 1999 and the balance sheet data as of December 31, 2000 and December 31, 1999 have been derived from information that has not been audited.

     The statement of operations data and balance sheet data for periods prior to our spin-off from TFS on September 15, 2003, have been derived from the financial statements of the microdisplay business of TFS. The pre-spin-off financial information is not necessarily indicative of our past performance as an independent company or our future performance. This information should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Years Ended December 31,
	2003	2002	2001	2000	1999
		(in thousands, except per share data)
Statement of Operations Data:
Net sales	$2,194	$1,439	$1,936	$1,105	$198

Costs and expenses:
Cost of sales	9,829	12,869	12,280	3,509	47
Selling, general, and administrative	4,890	3,333	2,760	2,047	2,156
Research and development	7,367	8,430	5,339	5,023	5,272

Operating loss	(19,892)	(23,193)	(18,443)	(9,474)	(7,277)
Interest income	57	—	—	—	—
Loss on investment in start-up company	—	—	(3,820)	—	—
Benefit from income taxes	1,091	—	—	—	—

Net loss	$(18,744)	$(23,193)	$(22,263)	$(9,474)	$(7,277)

Loss per share(1)	$(3.51)	$(4.35)	$(4.18)	$(1.78)	$(1.37)

	December 31,
	2003	2002	2001	2000	1999
		(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,417	$—	$—	$—	$—
Short-term investments	12,000	—	—	—	—
Total assets	39,793	27,535	18,373	14,750	10,651
Notes payable to banks, term loans, and long-term debt	—	—	—	—	—
Total stockholders’ equity	38,555	25,919	15,214	13,066	9,649

(1)	Loss per share for the year ended December 31, 2003 is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Loss per share for all prior periods is calculated based on the number of shares of common stock issued in the spin-off and assumes that these shares were outstanding for the entire period.

Item 7. Management’s Discussion and Analysis of Financial Condition, and Results of Operations

     You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” and elsewhere in this report.

Overview

     We design and develop large-screen, rear-projection, high-definition televisions, or HDTVs, utilizing our proprietary liquid crystal on silicon, or LCoS®, microdisplay technology. We market our HDTVs for sale under the brand names of retailers, including consumer electronics retailers, consumer retail stores, personal computer manufacturers, and high-end audio/video manufacturers. We have established a virtual manufacturing model utilizing third-party contract manufacturers to produce our HDTVs, which incorporate the LCoS microdisplays that we manufacture. We also offer a broad line of LCoS microdisplay products and subsystems that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.

     We derive revenue from the sale of our microdisplay products and from providing design and engineering services. During 2003, we recorded revenue from product sales of $1.6 million, or 74% of net sales, and revenue from design and engineering services of $565,000, or 26% of net sales. We have never been profitable. In 2003, 2002, and 2001, we had net losses of $18.7 million, $23.2 million, and $22.3 million, respectively.

     We started the development of LCoS microdisplays in 1997 as a division of Three-Five Systems, Inc., or TFS, as which we operated until our spin-off in September 2003. In anticipation of our spin-off to the stockholders of TFS, TFS organized us as a wholly owned subsidiary. In connection with the spin-off, TFS transferred to us its entire LCoS microdisplay business, including all related manufacturing and business assets, personnel, and intellectual property. TFS also provided initial cash funding to us in the amount of $20.9 million. The spin-off was completed on September 15, 2003 as a special dividend to the stockholders of TFS.

     We share occupancy with TFS in a building owned by TFS in Tempe, Arizona. We manufacture all of our LCoS microdisplays on our high-volume liquid crystal on silicon manufacturing line in that Tempe facility, where we also maintain our corporate headquarters. In addition, we conduct all testing and assembly of LCoS modules and conduct research and development activities in Tempe. We also operate a facility in Boulder, Colorado. In Boulder, we conduct sales and marketing activities and research and development activities.

     Net Sales. Our sales result from both design and engineering services and product sales. Until early 2002, substantially all of our sales were for use in projection-based applications. After the purchase of certain assets in early 2002, however, we became equally focused on the near-to-eye market. In the fourth quarter of 2003, we announced our intention to develop, manufacture, and sell a complete HDTV product based on our Gen II LCoS microdisplay. Since this announcement, most of our efforts have been focused on the design of this product and the establishment of a supply chain to source the components that we do not manufacture. We currently anticipate that sales of our HDTVs will comprise the majority of our total sales in future periods.

     In addition to manufacturing and selling our own HDTVs, we will continue to seek selective OEM customers for our projection displays. We typically sell three displays and associated electronics for products in the projection market. In the near-to-eye market, we sell either one or two displays and associated electronics. The displays and electronics are sold together as a kit. We also sell optical modules in the near-to-eye market. The selling price of these products range from between $90 and $1,000 per unit.

     Cost of Sales. Our gross margins are influenced by various factors, including manufacturing efficiencies, yields, and absorption issues, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. The manufacturing-related issues have the most significant impact on our gross margins. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to fully absorb the cost of our manufacturing infrastructure. As a result, we expect it will be difficult to attain significant improvements in yields until we run higher volumes.

     Effective as of the spin-off date, certain amounts that previously were included in research and development expense have been included in cost of sales. These are costs related to personnel expense, facilities, depreciation, and amortization surrounding product and process engineering activities after a product has been released to manufacturing. When we were part of TFS, these costs were included in research and development expense. These costs are more appropriately included in cost of sales. For the years ended December 31, 2002 and 2001, $6.2 million and $6.6 million, respectively, have been reclassified from “research and development” to “cost of sales – products”.

     Selling, General, and Administrative Expense. Selling, general, and administrative expense consists principally of administrative and selling costs; salaries, commissions, and benefits to personnel; and related facilities costs. We make substantially all of our sales directly to OEMs through a very small sales force that consists primarily of direct technical sales persons. Therefore, there is no material cost of distribution in our selling, general, and administrative expense.

     Research and Development Expense. Research and development expense consists principally of salaries and benefits to scientists, engineers, and other technical personnel; related facilities costs; process development costs; and various expenses for projects, including new product development. Research and development expense continues to be very high as we continue to develop our LCoS technology and manufacturing processes, and refine our HDTV products.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, investments, fixed assets, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

     We recognize revenue from product sales when persuasive evidence of a sale exists; that is, a product is shipped under an agreement with a customer, risk of loss and title has passed to the customer, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Sales allowances are estimated based upon historical experience of sales returns.

     We recognize revenue related to design and engineering services depending on the relevant contractual terms. Under fixed-price contracts that contain project milestones, revenue is recognized as milestones are met. Under contracts where revenue is recognized based on milestones, the fair value of milestones completed equals the fair value of work performed. Under a fixed price contract whereby we are paid based on performance of tasks, we recognize revenue based on the estimated percentage of completion of the entire project as measured by the costs for man hours and materials incurred to date compared to the total estimated costs for man hours and materials. Any anticipated losses on fixed price contracts are recorded in the period they are determinable. Revenue related to design and engineering services is recognized based on these methods and is non-refundable.

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

     We write down our inventory for obsolete inventory. We write down our inventory to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

     Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Deferred tax assets resulting from net operating losses and tax credits generated by our pre-spin-off operations were retained by TFS in accordance with applicable tax law. In the near term, we do not expect to accrue for a tax benefit on any losses that we incur.

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

     Our historical financial statements prior to our spin-off from TFS include those assets, liabilities, revenues, and expenses directly attributable to our operations and allocations of certain TFS corporate expenses to us. These amounts have been allocated to us on the basis that we consider to reflect most fairly or reasonably the utilization of the services provided to, or the benefits received by, us. We believe the methods used to allocate these amounts are reasonable.

     The financial information included herein for periods prior to the spin-off is not necessarily indicative of our future financial position, results of operations, or cash flows, nor is it necessarily indicative of what the financial position, results of operations, and cash flows would have been had we operated as a stand-alone public entity during the periods covered.

     Our costs and expenses prior to our spin-off from TFS include allocations from TFS for centralized legal, accounting, treasury, quality assurance, real estate, information technology, engineering, and other TFS corporate services and infrastructure costs. These allocations have been determined on the basis that we and TFS considered to be reasonable reflections of the utilization of services provided to or the benefits received by us. Allocated costs included in our cost of sales totaled $1.1 million, $2.4 million, and $2.4 million for the years ended December 31, 2003, 2002, and 2001, respectively. Allocated costs included in selling, general, and administrative expenses totaled $1.5 million, $2.6 million, and $1.8 million for the years ended December 31, 2003, 2002, and 2001, respectively. Allocated costs included in our research and development expenses totaled $800,000, $2.6 million, and $2.8 million for the years ended December 31, 2003, 2002, and 2001, respectively.

     The determination and basis of the amount of costs and expenses allocated to us varied depending on the situation. Legal, accounting, treasury, quality assurance, and other TFS corporate functions, including officers’ salaries, were allocated based on an estimation of time devoted to the microdisplay business for these functions. Facility costs and information technology services were allocated on the basis of headcount of the microdisplay business, which is most representative of utilization of these resources. Engineering services were allocated to us based on the actual hours of services used. The allocation methodologies utilized represent management’s best estimate of the actual services utilized by the microdisplay business.

     Our financial results subsequent to the spin-off may differ materially from those recorded historically. These potential differences are the result of several factors, including the following:

1.	actual costs for services needed by our business may differ from amounts historically allocated to us from TFS;

2.	certain items, including facilities charges, that were recorded by the TFS combined entity as depreciation are now recorded as rent expense by us, for which we pay cash; and

3.	changes in the way we manage our business as a stand-alone entity as opposed to a division may result in different business decisions.

     Since the spin-off, the actual costs for services needed by our business have not differed materially from amounts historically allocated to us from TFS. However, we are no longer part of a larger organization; therefore, certain expense items may increase more rapidly. If this occurs and we are unable to decrease other expense items or increase revenue to offset this increased expense, our results of operations will be adversely affected.

     We and TFS have entered into a series of agreements to facilitate our separation from TFS. These agreements include certain transitional services, leases, intellectual property transfers, and tax sharing agreements. Certain of these agreements require us to pay a negotiated fee. If we are unable to build an infrastructure to provide these services internally, our operating results could be adversely affected.

     Because our business serves new and developing markets, is based on a relatively new technology, and is expected to be significantly influenced by the introduction of new HDTV products, accurately forecasting revenue for a particular future period is difficult. To date, the majority of our product sales to customers have been for their use in designing their end products or for improving their production processes as opposed to volume production lots. Therefore, the amount of revenue recorded in any given period may fluctuate significantly, and predictable revenue trends have not yet developed. While we anticipate that our revenue will increase, there can be no assurances that this will occur or when it will occur. Because a significant amount of our expenses are fixed in nature and we still experience low manufacturing yields, we anticipate that the amount of revenue recognized during the first half of 2004 will not result in a material impact to our cash consumption rate. We do anticipate, however, that as we move into volume production, we will improve our manufacturing yields and more fully absorb our fixed costs, which will result in improved gross margins and results of operations later in 2004 and beyond. However, as we increase our revenue and shift our product mix predominantly to the HDTVs, we will use cash to finance increases in working capital.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements.

	Years Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	448.0	894.3	634.2
Selling, general, and administrative	222.9	231.6	142.6
Research and development	335.8	585.8	275.8

Total costs and expenses	1,006.7	1,711.7	1,052.6

Operating loss	(906.7)	(1,611.7)	(952.6)
Interest income	2.6	—	—
Loss on investment in start-up company	—	—	(197.3)

Loss before income taxes	(904.1)%	(1,611.7)%	(1,149.9)%

   Year ended December 31, 2003 compared to year ended December 31, 2002

     Net Sales. Net sales increased 52.5% to $2.2 million in 2003 compared to $1.4 million in 2002. This increase in total net sales was due primarily to an increase in net product sales of 111% to $1.6 million in 2003 from $772,000 in 2002. This increase in net product sales was partially offset by a 15.3% decline in design and engineering services to $565,000 in 2003 from $667,000 in 2002. Revenue from design and engineering services decreased as we completed certain contracts.

     Net sales in the near-to-eye market totaled $901,000, or 41.1% of total net sales, in 2003 compared to $742,000, or 51.6% of total net sales, in 2002. The remainder of our net sales were in the projection market.

     Net sales in North America totaled $1.2 million, or 55.8% of net sales, in 2003 compared to $971,000, or 67.5% of net sales, in 2002. Net sales in Asia totaled $398,000, or 18.1% of net sales, in 2003 compared to $292,000, or 20.3% of net sales, in 2002. Net sales in Europe totaled $571,000, or 26.0% of net sales, in 2003 compared to $176,000, or 12.2% of net sales, in 2002.

     Cost of Sales. Cost of sales was $9.8 million, or 448% of net sales, in 2003 compared to $12.9 million, or 894% of net sales, in 2002. The decrease, in absolute dollars, was the result of decreased inventory write-offs as well as cost-reduction efforts that resulted in lower headcount and, therefore, lower personnel costs of $700,000. In 2003, we had inventory write-offs of approximately $463,000 compared to $1.8 million in 2002 when we wrote off inventory in connection with the termination of our relationship with RCA Thompson. The large negative gross margin in each year resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to fully absorb the cost of our manufacturing infrastructure. Cost of sales for design and engineering services decreased to $518,000 in 2003 from $624,000 in 2002 due to the decrease in design and engineering services provided to customers.

     As is typical in most segments of the high-technology industry, we anticipate downward pressure on the prices of our products. A significant portion of our manufacturing costs are fixed in nature and consist of items such as utilities, depreciation, and amortization. The amount of these costs do not vary period-to-period based on the number of units produced nor can the amounts of these costs be adjusted in the short term. Therefore, in periods of lower production volume, these fixed costs are absorbed by a lower number of units, thus increasing the cost per unit. As a result, we expect it will be difficult to attain significant improvements in gross margins until we operate at higher production volumes.

     Selling, General, and Administrative Expense. Selling, general, and administrative expense was $4.9 million in 2003 compared to $3.3 million in 2002. Selling, general, and administrative expense for 2003 included approximately $1.5 million of costs related to the spin-off from TFS.

     Research and Development Expense. Research and development expense was $7.4 million in 2003 compared to $8.4 million in 2002. Through the third quarter of 2003, all of our research and development expense related to ongoing efforts to develop LCoS microdisplay products as well as our continued development of the manufacturing process for LCoS microdisplays. In the fourth quarter of 2003, we incurred expenses of approximately $865,000 associated with the development of our first HDTV product. The overall decrease in research and development expense in 2003 was a result of cost-reduction efforts in late 2002 that resulted in lower headcount and, therefore, lower personnel costs in comparison to 2002.

     Benefit from Income Taxes. In connection with the formation and spin-off of our company by TFS, we assumed a net deferred tax liability of $1.1 million. This net deferred tax liability is the result of differences between the book and tax basis of the assets transferred to us. TFS retained the net operating losses and tax credits that were generated by our operations before the spin-off. The assumption of the net deferred tax liability resulted in a corresponding reduction in the TFS net investment contributed to us in 2003. Pursuant to SFAS No. 109, the assumption of the net deferred tax liability enabled us to record additional deferred tax assets of approximately $1.1 million during the period from the spin-off date to December 31, 2003. A valuation allowance has been recorded for deferred tax assets generated during the period ended December 31, 2003 that exceeded our net deferred tax liabilities. We recorded no benefit from income taxes in 2002. We do not expect to record a deferred tax asset for the tax benefit on any losses that we may incur until we believe it is more likely than not that all or a portion of the deferred tax asset will be realized.

     Net Loss. We recorded a net loss of $18.7 million in 2003 compared to a net loss of $23.2 million in 2002.

   Year ended December 31, 2002 compared to year ended December 31, 2001

     Net Sales. Net sales were $1.4 million in 2002 compared to $1.9 million in 2001. The 26.3% reduction in sales was primarily because of a reduced volume of business with RCA Thompson. Specifically, net sales to RCA Thompson were $123,000 in 2002 compared to $1,265,000 in 2001. In mid-2002, RCA Thompson made the decision to discontinue the manufacture of a television that used our LCoS microdisplays. This reduction in our sales to RCA Thompson was partially offset by our increased sales in the near-to-eye market.

     Net sales in the near-to-eye market totaled $742,000 in 2002. In January 2002, we hired seven key technical persons formerly employed by Zight Corporation, a private company focused on microdisplays for personal display system applications. At that time, Zight had ceased operations. We then purchased certain fixed assets of Zight at a liquidator’s auction for approximately $600,000. Following that auction, we then negotiated with the representatives of the defunct Zight Corporation to purchase its intellectual property for approximately $2.0 million. Prior to this series of transactions, substantially all of our sales were for use in projection-based applications.

     Net sales in North America totaled $971,000, or 67.5% of net sales, in 2002 compared to $1.7 million, or 88.9% of net sales, in 2001. Net sales in Asia totaled $292,000, or 20.3% of net sales, in 2002 compared to $113,000, or 5.8% of net sales, in 2001. The remainder of our net sales were in Europe.

     Cost of Sales. Cost of sales was $12.9 million, or 894% of net sales, in 2002 compared to $12.3 million, or 634% of net sales, in 2001. The increase, in absolute dollars, was primarily the result of an inventory write-down in 2002 of $1.8 million compared to $1.2 million in 2001, partially offset by lower materials costs commensurate with the reduction in product sales. The large negative gross margin in each year resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to fully absorb the cost of our manufacturing infrastructure. Cost of sales for design and engineering services increased to $624,000 in 2002 from $78,000 in 2001 due to the increase in design and engineering services provided to customers.

     Selling, General, and Administrative Expense. Selling, general, and administrative expense was $3.3 million in 2002 compared to $2.8 million in 2001. Selling costs remained flat during 2002 and 2001 while administrative costs for 2002 increased by approximately $600,000. The increase in 2002 was the result of changing the allocation of costs between our company and TFS based upon the increased time spent by personnel involved with managing the microdisplay business.

     Research and Development Expense. Research and development expense was $8.4 million in 2002 compared to $5.3 million in 2001. All of our research and development expense relates to ongoing efforts to develop LCoS microdisplay products as well as our continued development of the manufacturing process for LCoS microdisplays. Our increased expenses in 2002 related to increased personnel, facilities, and supplies expenses associated with the opening of our facility in Boulder, Colorado in early 2002, which totaled $2.7 million.

     Other Expense. We had no other expense in 2002 compared to other expense of $3.8 million in 2001. All of the other expense in 2001 related to a $3.8 million write-off of our investment in Inviso, Inc. During 1998, we acquired a minority equity interest in Inviso for approximately $3.3 million. In 2000, we acquired an additional interest in Inviso for $500,000, raising our total equity interest to $3.8 million. In the second quarter of 2001, we wrote off our investment of $3.8 million in Inviso because we determined that our investment was impaired. Subsequent to our write-off, Inviso was unable to raise funds to operate its business and ceased operations. No interest income or expense was incurred in either year since we were a division of TFS at that time, and all cash needs were funded by TFS on an as-needed basis.

     Benefit from Income Taxes. We recorded no benefit from income taxes in 2002 or 2001. All of the tax benefit related to our losses incurred will be retained by TFS after the spin-off. We do not expect to record a deferred tax asset for the tax benefit on any losses that we may incur until we believe it is more likely than not that all or a portion of the deferred tax asset will be realized.

     Net Loss. We recorded a net loss of $23.2 million in 2002 compared to a net loss of $22.3 million in 2001.

Quarterly Results of Operations

     The following table presents unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2003. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarters Ended
	2003				2002
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
				(in thousands)
Net sales	$360	$703	$760	$371	$645	$345	$223	$226

Cost and expenses:
Cost of sales	2,635	2,376	2,686	2,132	3,090	2,638	3,811	3,330
Selling, general, and administrative	1,456	1,169	1,051	1,214	696	825	882	930
Research and development	2,156	1,814	1,714	1,683	1,802	2,004	2,168	2,456

	6,247	5,359	5,451	5,029	5,588	5,467	6,861	6,716
Operating loss	(5,887)	(4,656)	(4,691)	(4,658)	(4,943)	(5,122)	(6,638)	(6,490)
Interest income	43	14	—	—	—	—	—	—
Benefit from income taxes	931	160	—	—	—	—	—	—

Net loss	$(4,913)	$(4,482)	$(4,691)	$(4,658)	$(4,943)	$(5,122)	$(6,638)	$(6,490)

     Historically, we have not experienced fluctuations related to seasonality, as we have had limited sales and production volume of our products. Because our new products, particularly our HDTV products, are focused more on the consumer markets, we expect to experience seasonality in our revenue and cost of sales. We anticipate that these seasonal trends will reflect consumers’ patterns of increasing purchases during the year-end holiday period.

     We have experienced negative gross margins in each quarter as a result of the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to fully absorb the cost of our manufacturing infrastructure.

     Selling, general, and administrative expense for the first, second, and third quarters of 2003 includes spin-off related expenses of $464,000, $338,000, and $699,000, respectively. Selling, general, and administrative expense for the fourth quarter of 2003 includes a one-time charge of $434,000 relating to our guarantee of the financial obligations of, and the write-off of a note receivable from, VoiceViewer, Inc.

     Research and development expense decreased beginning in the fourth quarter of 2002 as a result of cost-cutting efforts by TFS, which resulted in lower headcount and, therefore, lower personnel costs. Research and development expense in the fourth quarter of 2003 includes costs totaling approximately $865,000 associated with the development of our HDTV products.

     In the third and fourth quarters of 2003, we recorded a benefit from income taxes of $160,000 and $931,000, respectively. In connection with the formation and spin-off of our company by TFS, we assumed a net deferred tax liability of $1.1 million. This net deferred tax liability is the result of differences between the book and tax basis of the assets transferred to us. TFS retained the net operating losses and tax credits that were generated by our operations before the spin-off. The assumption of the net deferred tax liability resulted in a corresponding reduction in the TFS net investment contributed to us in 2003. Pursuant to SFAS No. 109, the assumption of the net deferred tax liability enabled us to record an additional deferred tax asset of approximately $1.1 million during the period from the spin-off date to December 31, 2003. A valuation allowance has been recorded for deferred tax assets generated during the period ended December 31, 2003 that exceeded our net deferred tax liabilities.

Liquidity and Capital Resources

     At December 31, 2003, we had $14.4 million in cash, cash equivalents, and short-term investments. At December 31, 2002, we had no cash, cash equivalents, or short-term investments. At that time, we were a division of TFS and all cash needs were funded by TFS on an as-needed basis.

     In 2003, we had $15.9 million in net cash outflow from operations. In 2002, we had $20.1 million in net cash outflow from operations. Most of the cash outflow in each period related to our losses since we had very little changes in our working capital in each period. Our depreciation and amortization expense was $3.6 million in 2003 and $3.4 million in 2002. Prior to our spin-off in September 2003, our entire cash outflow was funded by TFS on an as-needed basis.

     In 2003, net cash used for investing activities totaled $12.8 million, of which $12.0 million was for the purchase of short-term investments. The remainder was primarily for the purchase of intangible assets related to mask sets and tooling investments and purchases of property and equipment.

     Cash used in investing activities during 2002 totaled approximately $13.8 million, which consisted of the following: $3.7 million related to the purchase of manufacturing equipment; $5.1 million related to purchases of intangible assets such as the intellectual property from Zight and Inviso as well as mask sets and related tooling investments; and $5.1 million related to our investment in ColorLink.

     We have incurred recurring operating losses and negative cash flows since our inception as a division of TFS. Our net loss was $18.7 million, $23.2 million, and $22.3 million in 2003, 2002, and 2001, respectively. Net cash used in operating activities was $15.9 million, $20.1 million, and $17.7 million in 2003, 2002, and 2001, respectively. At December 31, 2003, we had $17.2 million of working capital, including cash, cash equivalents, and short-term investments of $14.4 million.

     A key element of our business involves the ongoing commercialization of our LCoS microdisplay technology. LCoS microdisplays are an emerging technology with target markets that could be slow to develop or could utilize competing technologies. Therefore, accurately forecasting revenue for any given future period is difficult. We are currently focusing a majority of our resources on penetrating the premium segment of the HDTV market. HDTV has only recently become available to consumers, and widespread market acceptance is uncertain.

     The successful introduction of an HDTV product to market and securing volume orders from consumer electronics retailers for HTDVs represent a key ingredient in our success. If we achieve significant sales volume of our HDTVs, we will need to raise additional funds in order to finance the working capital associated with increasing sales. Consequently, we are planning an equity offering, the proceeds of which will be used primarily for the working capital needed to fund the growth of our HDTV business.

     If we are unable to achieve sufficient revenue from our HDTV sales, then it will be necessary for us to reduce substantially our operating losses through increased sales of other microdisplay products or by reducing or delaying expenditures. If necessary, we can reduce overhead and administrative expenditures, postpone or defer research and development projects, or take other actions to continue our operations beyond 2004.

Aggregate Contractual Obligations

     The following table lists our commercial commitments:

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less			6 Years
Other Commercial Commitments	Committed	than 1 Year	1-3 Years	4-5 Years	and Over
	(in thousands)
Facilities leases	$1,560	$936	$624	$—	$—
Guarantee	$425	$425	$—	$—	$—

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

     During the fourth quarter of 2003, we determined that it is probable that VoiceViewer will be unable to meet its obligations under the loan agreement. Therefore, we have accrued $359,000, which represents our anticipated obligation under the guarantee agreement. Our maximum exposure under this guarantee is $425,000. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. We would obtain the VoiceViewer intellectual property if in the future we are required to pay amounts under the guarantee. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.

     Under the Tax Sharing Agreement, we have agreed to indemnify TFS against any taxes, other than Separation Taxes, that are attributable to us since our formation, even while we were a member of TFS’ federal consolidated tax group. TFS has agreed to indemnify us against any taxes, other than Separation Taxes, that are attributable to the businesses retained by TFS. The Tax Sharing Agreement sets forth rules for determining taxes attributable to us and taxes attributable to the businesses retained by TFS.

     Pursuant to the Tax Sharing Agreement, we have agreed not to take any action that would cause the spin-off not to qualify under Section 355 of the Internal Revenue Code. We have agreed not to take certain actions for two years following the spin-off, unless we obtain an IRS ruling or an opinion of counsel to the effect that these actions will not affect the tax-free nature of the spin-off. These actions include certain issuances of our stock, a liquidation or merger of our company, and dispositions of assets outside the ordinary course of our business. If any of these transactions were to occur, the spin-off could be deemed to be a taxable distribution to TFS. This would subject TFS to a substantial tax liability. We have agreed to indemnify TFS and its affiliates to the extent that any action we take or fail to take gives rise to a tax incurred by TFS or any of its affiliates with respect to the spin-off. In addition, we have agreed to indemnify TFS for any tax resulting from an acquisition by one or more persons of a 50% or greater interest in our company.

     We have no debt. In addition, we have no capital lease obligations, unconditional purchase obligations, other long-term obligations, or any other commercial commitments except as noted above.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

Impact of Recently Issued Standards

     In July 2001, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will apply to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003, and there was no impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Specifically, SFAS No. 148 prohibits companies from utilizing the prospective method of transition, the only method offered under the original SFAS No. 123, in fiscal years beginning after December 15, 2003. However, the Statement permits two additional transition methods for companies that adopt the fair value method of accounting for stock-based compensation, which include the modified prospective and retroactive restatement methods. The modified prospective method recognizes stock-based employee compensation cost from the beginning of the fiscal year in which the provisions are first applied, as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Under the retroactive restatement method, all periods presented are restated to reflect stock-based employee compensation cost under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results using a prescribed tabular format and requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. We intend to continue to measure stock-based compensation for option grants using the intrinsic value method pursuant to APB No. 25, “Accounting for Stock Issued to Employees.” We have adopted the new disclosure requirements and are currently evaluating the impact if we were to adopt the fair value method of accounting for stock-based employee compensation under each of the two additional transition methods discussed above.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Per the Interpretation, initial recognition of a liability will be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure requirements of FIN 45 as of January 1, 2003, and there was no impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

     At December 31, 2003, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under SFAS No. 107. We hold no investment securities that would require disclosure of market risk.

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

Item 8. Financial Statements and Supplementary Data

     Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the company’s fourth fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business – Executive Officers” of this report.

Item 11. Executive Compensation

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(2)	See Index to Financial Statements for financial statement schedules.

(b)	Reports on Form 8-K

(1)	Report on Form 8-K dated October 30, 2003, furnishing Item 12 Results of Operations and Financial Condition information.

(c)	Exhibits

Exhibit
Number	Exhibit
2	Master Separation and Distribution Agreement (1)

3.1	Certificate of Incorporation of the Registrant (2)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (1)

3.3	Bylaws of the Registrant (2)

4.1	Specimen of Common Stock Certificate (1)

4.2	Rights Agreement between the Registrant and The Bank of New York, as Rights Agent, including Form of Right Certificate (1)

10.1	Assignment and Assumption Agreement (1)

10.2	Intellectual Property Agreement (1)

10.3	Tax Sharing Agreement (1)

10.4	Real Property Sublease Agreement (1)

10.5	Transition Services Agreement (1)

10.6	2003 Incentive Compensation Plan (3)

10.7	Profit Sharing/401(k) Plan (1)

10.8	2003 Employee Stock Purchase Plan (4)

10.9	Form of Indemnity Agreement for directors and executive officers (2)

23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 4) as filed with the SEC on September 3, 2003.

(2)	Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 1) as filed with the SEC on June 27, 2003.

(3)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-8 (Registration No. 333-108362) as filed with the SEC on August 29, 2003.

(4)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-8 (Registration No. 333-108363) as filed with the SEC on August 29, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRILLIAN CORPORATION

Date: March 26, 2004	/s/ VINCENT F. SOLLITTO, JR.

Vincent F. Sollitto, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ VINCENT F. SOLLITTO, JR. Vincent F. Sollitto, Jr.	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 26, 2004
/s/ WAYNE A. PRATT Wayne A. Pratt	Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Accounting and Financial Officer)	March 26, 2004
/s/ JACK L. SALTICH Jack L. Saltich	Chairman of the Board	March 26, 2004
/s/ DAVID P. CHAVOUSTIE David P. Chavoustie	Director	March 26, 2004
/s/ DAVID N.K. WANG David N.K. Wang	Director	March 26, 2004
/s/ JOHN S. HODGSON John S. Hodgson	Director	March 26, 2004

BRILLIAN CORPORATION

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Brillian Corporation

Phoenix, Arizona

We have audited the accompanying balance sheets of Brillian Corporation as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed as Schedule II – Valuation and Qualifying Accounts in the Index. These financial statements and the financial statement schedule are the responsibility of Brillian Corporation’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brillian Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Through September 14, 2003, the accompanying financial statements were prepared from the separate records maintained for the microdisplay business of Three-Five Systems, Inc. and may not necessarily be indicative of the results of operations if the microdisplay business had been operated as an unaffiliated company. Portions of certain expenses represent allocations made from Three-Five Systems, Inc. As discussed in note 1 to the financial statements, on September 15, 2003, Brillian Corporation was spun-off from Three-Five Systems, Inc. and began operating as a separate company.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 2, 2004.

BRILLIAN CORPORATION
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$2,417	$—
Short-term investments	12,000	—
Accounts receivable, net of allowance for doubtful accounts of $30 and $16	447	348
Inventories	2,735	2,584
Other current assets	828	427

Total current assets	18,427	3,359

Property and equipment, net	6,267	8,218
Intangibles, net	8,768	9,627
Other investments	6,331	6,331

	$39,793	$27,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$457	$516
Accrued compensation	84	573
Accrued liabilities	676	192
Deferred revenue	21	335

Total current liabilities	1,238	1,616

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Three-Five Systems, Inc. net investment	—	25,991
Preferred Stock, $.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares authorized; 5,357,047 shares issued and outstanding	5	—
Additional paid-in capital	45,708	—
Deferred compensation	(1,265)	—
Accumulated deficit	(5,893)	—

Total stockholders’ equity	38,555	25,919

	$39,793	$27,535

The accompanying notes are an integral part of these financial statements.

BRILLIAN CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Net product sales	$1,629	$772	$1,829
Design and engineering services	565	667	107

Total net sales	2,194	1,439	1,936

Costs and expenses:
Cost of sales – products	9,311	12,245	12,202
Cost of sales – design and engineering services	518	624	78
Selling, general, and administrative	4,890	3,333	2,760
Research and development	7,367	8,430	5,339

Total costs and expenses	22,086	24,632	20,379

Operating loss	(19,892)	(23,193)	(18,443)

Other income (expense):
Interest income	57	—	—
Loss on investment in start-up company	—	—	(3,820)

	57	—	(3,820)

Loss before income taxes	(19,835)	(23,193)	(22,263)
Benefit from income taxes	1,091	—	—

Net loss	$(18,744)	$(23,193)	$(22,263)

Loss per common share:
Basic and diluted	$(3.51)	$(4.35)	$(4.18)

Weighted average number of common shares:
Basic and diluted	5,337	5,329	5,329

The accompanying notes are an integral part of these financial statements.

BRILLIAN CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

	Common Stock		Additional Paid-in	Deferred	Accumulated	TFS Net	Total Stockholders’
	Shares Issued	Amount	Capital	Compensation	Deficit	Investment	Equity
Balance, January 1, 2001	—	$—	$—	$—	$—	$13,066	$13,066
Net loss	—	—	—	—	—	(22,263)	(22,263)
Net transfers from TFS	—	—	—	—	—	24,411	24,411

Balance, December 31, 2001	—	—	—	—	—	15,214	15,214
Net loss	—	—	—	—	—	(23,193)	(23,193)
Net transfers from TFS	—	—	—	—	—	33,898	33,898

Balance, December 31, 2002	—	—	—	—	—	25,919	25,919
Net loss prior to spin-off	—	—	—	—	—	(12,851)	(12,851)
Net transfers from TFS	—	—	—	—	—	10,226	10,226
Initial capitalization at spin-off	5,329,300	5	44,142	—	—	(23,294)	20,853
Stock options exercised and restricted stock grants	27,747	—	34	—	—	—	34
Deferred compensation on employee equity awards	—	—	1,532	(1,532)	—	—	—
Amortization of deferred compensation	—	—	—	267	—	—	267
Net loss after spin-off	—	—	—	—	(5,893)	—	(5,893)

Balance, December 31, 2003	5,357,047	$5	$45,708	$(1,265)	$(5,893)	$—	$38,555

The accompanying notes are an integral part of these financial statements.

BRILLIAN CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,744)	$(23,193)	$(22,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,573	3,430	1,876
Stock compensation	284	—	—
Deferred revenue	(314)	335	—
Provision for doubtful accounts	14	12	19
Loss on investment in start-up company	—	—	3,820
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(113)	(195)	226
(Increase) decrease in inventories	(151)	1,724	(2,846)
Increase in other current assets	(401)	(337)	(5)
Increase (decrease) in accounts payable and accrued liabilities	(64)	(1,878)	1,475

Net cash used in operating activities	(15,916)	(20,102)	(17,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(292)	(3,733)	(3,823)
Proceeds from sales of assets	—	123	174
Purchase of intangibles	(471)	(5,105)	(1,814)
Purchase of short-term investments	(12,000)	—	—
Other investments	—	(5,081)	(1,250)

Net cash used in investing activities	(12,763)	(13,796)	(6,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net transfers from Three-Five Systems, Inc.	10,226	33,898	24,411
Cash received in spin-off	20,853	—	—
Stock options exercised	17	—	—

Net cash provided by financing activities	31,096	33,898	24,411

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,417	—	—
CASH AND CASH EQUIVALENTS, beginning of year	—	—	—

CASH AND CASH EQUIVALENTS, end of year	$2,417	$—	$—

The accompanying notes are an integral part of these financial statements.

BRILLIAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, 2002, and 2001

(1)	Organization and Operations:

     We design and develop large-screen, rear-projection, high-definition televisions, or HDTVs, utilizing our proprietary liquid crystal on silicon, or LCoS®, microdisplay technology. We market our HDTVs for sale under the brand names of retailers, including consumer electronics retailers, consumer retail stores, personal computer manufacturers, and high-end audio/video manufacturers. We have established a virtual manufacturing model utilizing third-party contract manufacturers to produce our HDTVs, which incorporate the LCoS microdisplays that we manufacture. We also offer a broad line of LCoS microdisplay products and subsystems that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.

     Historically, we operated as a division of Three-Five Systems, Inc. (“TFS”). On March 17, 2003, TFS announced that its board of directors had approved a decision to incorporate us as a wholly owned subsidiary of TFS, to transfer our business and assets into this subsidiary, and to distribute the common stock of this subsidiary to its stockholders in a spin-off. We were formed in May 2003 in anticipation of this spin-off. The spin-off was completed on September 15, 2003 as a special dividend to the stockholders of TFS.

     On September 1, 2003, we and TFS entered into a Master Separation and Distribution Agreement under which TFS transferred to us substantially all of the assets of, and we assumed substantially all of the corresponding liabilities of, TFS’ microdisplay business. On September 15, 2003, TFS distributed all outstanding shares of Brillian common stock owned by TFS to TFS stockholders as a dividend (the “spin-off”). Each TFS stockholder of record as of September 4, 2003 received one share of our stock for every four shares of TFS common stock they owned. In addition, we entered into ancillary agreements that govern various ongoing relationships between us and TFS. In connection with the spin-off, TFS received a ruling from the Internal Revenue Service (the “IRS”) that the spin-off would be tax free. In connection with the spin-off, TFS provided initial cash funding in the amount of $20.9 million, net of $1.1 million of spin-off related costs incurred prior to the spin-off. We incurred spin-off related costs totaling approximately $1.5 million in the year ended December 31, 2003, which are included in selling, general, and administrative expense.

     We have incurred recurring operating losses and negative cash flows since our inception as a division of TFS. Our net loss was $18.7 million, $23.2 million, and $22.3 million in 2003, 2002, and 2001, respectively. Net cash used in operating activities was $15.9 million, $20.1 million, and $17.7 million in 2003, 2002, and 2001, respectively. At December 31, 2003, we had $17.2 million of working capital, including cash, cash equivalents, and short-term investments of $14.4 million.

     A key element of our business involves the ongoing commercialization of our LCoS microdisplay technology. LCoS microdisplays are an emerging technology with target markets that could be slow to develop or could utilize competing technologies. We are currently focusing a majority of our resources on penetrating the premium segment of the HDTV market. HDTV has only recently become available to consumers, and widespread market acceptance is uncertain.

     The successful introduction of an HDTV product to market and securing volume orders from consumer electronics retailers for HTDVs represent a key ingredient in our success. If we achieve significant sales volume of our HDTVs, we will need to raise additional funds in order to finance the working capital associated with increasing revenues. Consequently, we are planning an equity offering, the proceeds of which will be used primarily for the working capital needed to fund the growth of our HDTV business.

     If we are unable to achieve sufficient revenue from our HDTV sales, then it will be necessary for us to reduce substantially our operating losses through increased sales of other microdisplay products or by reducing or delaying expenditures. If necessary, we can reduce overhead and administrative expenditures, postpone or defer research and development projects, or take other actions to continue our operations beyond 2004.

(2)	Summary of Significant Accounting Policies:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate estimates and judgments, including those related to revenue, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, and contingencies. Estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

     Basis of Presentation

          The accompanying financial statements include those assets, liabilities, revenues, and expenses directly attributable to our operations, and for periods prior to the spin-off, allocations of certain TFS corporate expenses to us. These amounts were allocated to us on the basis that was considered by us and TFS to reflect most fairly or reasonably the utilization of the services provided to, or the benefits received by, us. We believe the methods used to allocate these amounts are reasonable.

          The financial information for periods prior to the spin-off is not necessarily indicative of what the financial position, results of operations, and cash flows would have been had we operated as a stand-alone entity during those periods.

     Cash and Cash Equivalents

          For purposes of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

          For periods prior to the spin-off, cash receipts associated with our business were transferred to TFS and TFS funded our disbursements. Accordingly, during those periods, no cash or cash equivalents were assigned to us because only the funding required to create a non-negative cash balance was contributed by TFS.

     Short-Term Investments

          Short-term investments have original maturities greater than three months and remaining maturities of less than one year. All short-term investments are classified as available for sale and presented at market value using the specific identification method based on quoted market prices. Unrealized gains and losses are reflected in other comprehensive income. Realized gains and losses are included in results of operations. There were no gains or losses in 2003, 2002, or 2001. Short-term investments consisted of the following (in thousands):

	December 31,
	2003	2002
Short-term bond fund	$12,000	$—

     Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following (in thousands):

	December 31,
	2003	2002
Raw materials	$2,473	$2,512
Work-in-process	51	46
Finished goods	211	26

	$2,735	$2,584

          We write down inventories for obsolete inventory based upon assumptions about future demand and market conditions. In addition, at December 31, 2003, net inventories were in excess of our current requirements based on recent sales levels. We believe all inventories will be utilized over the near term and we believe that no additional loss will be incurred. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required.

     Property and Equipment

          Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets. Lives for the major asset categories are as follows:

Lives
Leasehold improvements	Lesser of lease term or useful life
Equipment	3 - 5 years
Furniture	5 - 10 years

          Major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not extend the useful lives of the assets are charged to operations as incurred. Depreciation expense totaled $2.3 million, $1.7 million, and $1.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. Property and equipment consisted of the following (in thousands):

	December 31,
	2003	2002
Leasehold improvements	$971	$930
Equipment	13,495	14,326
Furniture	62	78

Total property and equipment	14,528	15,334
Less accumulated depreciation	(8,261)	(7,116)

Net property and equipment	$6,267	$8,218

          During the year ended December 31, 2003, and prior to the spin-off, assets having an original acquisition value of $320,000 and accumulated depreciation of $177,000 were transferred to us from TFS, while assets having an original acquisition value of $1.1 million and accumulated depreciation of $760,000 were transferred from us to TFS. During the years ended December 31, 2002 and 2001, assets having an original acquisition value of $3.3 million and $151,000, respectively, and accumulated depreciation of $2.9 million and $151,000, respectively, were transferred to us from TFS. In addition, we disposed of equipment having an original acquisition value of $536,000 and accumulated depreciation of $515,000 during the year ended December 31, 2003.

     Other Investments

          At December 31, 2003 and 2002, other investments consisted of investments, at cost, in two start-up companies: ColorLink, Inc. for $5.1 million and Silicon Bandwidth, Inc. for $1.25 million. Our policy is to evaluate the carrying amount of these investments in light of current conditions. Given the early stage of these companies, it is reasonably possible that our estimate that we will recover the carrying amount of these investments could change in the future.

          In 2001, we invested $1.25 million in Series B Preferred Stock of Silicon Bandwidth, Inc., which is convertible at any time into common stock of Silicon Bandwidth at a conversion price of $2.29 per share. This investment represents approximately 2.7% of the outstanding voting shares of Silicon Bandwidth. Our investment does not entitle us to any representation on Silicon Bandwidth’s board of directors. Since making the investment, we have worked closely with Silicon Bandwidth to design unique, cost-effective, reconfigurable packaging platforms for LCoS microdisplays. Our investment in Silicon Bandwidth is accounted for under the cost method as our ownership is less than 20% and we do not exert significant influence.

          In 2002, we invested $5.0 million in Series B Preferred Stock of ColorLink, Inc., which is convertible at our election at any time into common stock of ColorLink at a conversion price of $10 per share. This investment represents approximately 16.6% of the outstanding voting shares of ColorLink. In connection with our investment, one of our executive officers was elected as one of the seven members of ColorLink’s board of directors. ColorLink develops and manufactures color management technologies for liquid crystal on silicon microdisplays. ColorLink’s products consist of color management components and system architectures that are critical for digital projection systems that use high-resolution microdisplays. Those projection systems include color monitors, high-definition televisions, and multi-media projectors. This investment furthers our efforts to accelerate as much as possible the establishment of the necessary infrastructure for LCoS microdisplays. Our investment in ColorLink is accounted for under the cost method, as our ownership is less than 20% and we do not exert significant influence. An additional $81,000 was recorded as investment in ColorLink during the third quarter of 2002 for legal and due diligence expenses.

          In 1998, we entered into a strategic relationship with Inviso, Inc., a privately held company with numerous patents and proprietary technology related to microdisplay development. We acquired a minority equity interest in Inviso for approximately $3.3 million. In March 2000, we acquired an additional interest in Inviso for $500,000, raising our total equity interest to $3.8 million. In the second quarter of 2001, we wrote off our investment of $3.8 million in Inviso because we determined that our investment was impaired, as that term is defined under generally accepted accounting principles. Subsequent to our write-off, Inviso was unable to raise funds to operate its business and ceased operations. In the second quarter of 2002, we purchased all of the intellectual property of Inviso for $780,000, which is included as a component of intangibles.

     Intangibles

          Intangibles consist of mask works, patents, licenses, and other intangible assets acquired from third parties. Intangibles are recorded at cost and amortized using the straight-line method over the estimated useful lives of the respective assets, which range from two to five years. Our policy is to commence amortization of intangibles when their related benefits begin to be realized.

          In January 2002, we hired seven key technical persons formerly employed by Zight Corporation, a private company focused on microdisplays for personal display system applications. At that time, Zight had ceased operations. We purchased certain equipment of Zight at a liquidator’s auction. Following that auction, we then negotiated with the representatives of the defunct Zight Corporation to purchase its intellectual property for approximately $2.0 million. During April 2002, we also purchased the intellectual property of Inviso, Inc. for $780,000 as discussed above. In each case, the intellectual property purchased consisted of patents and patents pending. Other amounts paid for intangible assets during 2003, 2002, and 2001 consisted primarily of purchased mask sets and patent costs. Intangible assets as of December 31, 2003 and 2002 consisted of the following (in thousands):

	Weighted
	Amortization
	Period in	Acquisition	Accumulated	Book
December 31, 2003	Years	Value	Amortization	Value
Amortized intangible assets:
Mask works	3.2	$5,839	$(2,206)	$3,633
Patents, patents pending, and other intangible assets	5.0	3,758	(198)	3,560
Licenses	5.0	2,954	(1,379)	1,575

		$12,551	$(3,783)	$8,768

	Weighted
	Amortization
	Period in	Acquisition	Accumulated	Book
December 31, 2002	Years	Value	Amortization	Value
Amortized intangible assets:
Mask works	2.6	$5,695	$(1,655)	$4,040
Patents, patents pending, and other intangible assets	5.0	3,431	(10)	3,421
Licenses	5.0	2,954	(788)	2,166

		$12,080	$(2,453)	$9,627

          Intangible asset amortization expense was $1.3 million, $1.7 million, and $749,000 for the years ended December 31, 2003, 2002, and 2001, respectively. This expense was recognized as cost of sales as it was primarily related to mask works on components, patents, and production licenses employed to build and sell microdisplays.

          Estimated annual amortization expense through 2008 and thereafter related to intangible assets at December 31, 2003 is as follows (in thousands):

Fiscal Year
2004	$1,270
2005	2,520
2006	2,323
2007	1,905
2008	678
Thereafter	72

$8,768

     Evaluation of Long-Lived Assets with Definite Lives

          In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be recoverable. We evaluate the recoverability of property and equipment and intangibles by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the use of the asset or group of assets and their eventual disposition. If the undiscounted cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss would be recorded. The loss would be measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated. Assets to be disposed of would be reported at the lower of the carrying amount or the estimated fair value, less cost to sell. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets or the results of valuation techniques, such as the present value of expected future cash flows using a discount rate commensurate with the risks involved.

     Income Taxes

          Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”, requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

          We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized, a valuation allowance is established.

          Prior to the spin-off, our operations were included in TFS’ consolidated U.S. federal and state income tax returns and in the tax returns of TFS’ foreign subsidiaries. The provision for income taxes for periods prior to the spin-off has been determined as if we had filed separate tax returns for the periods presented.

     Revenue Recognition

          We recognize revenue from product sales when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title have passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Sales allowances are estimated based upon historical experience of sales returns.

          We recognize revenue related to design and engineering services depending on the relevant contractual terms. Under fixed-price contracts that contain project milestones, revenue is recognized as milestones are met. Under contracts where revenue is recognized based on milestones, the fair value of milestones completed equals the fair value of work performed. Under a fixed price contract whereby we are paid based on the performance of tasks, we recognize revenue based on the estimated percentage of completion of the entire project as measured by the costs for man hours and materials incurred to date compared to the total estimated costs for man hours and materials. Any anticipated losses on fixed price contracts are recorded in the period they are determinable. Revenue related to design and engineering services is recognized based on these methods and is non-refundable.

          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances could be required. The allowance for doubtful accounts balance was $30,000 and $16,000 at December 31, 2003 and 2002, respectively.

     Research and Development

          We perform internal research and development activities, as well as research and development activities contracted by our customers. Research and development costs are expensed as incurred and consist primarily of salaries, benefits, prototypes, experimentation, and facilities-related costs. Internal research and development costs are included as a component of research and development expenses. Research and development costs of customer-contracted design and engineering activities are included in cost of sales.

          At December 31, 2003 and 2002, we had deferred revenue of $21,000 and $335,000, respectively, related to customer-contracted design and engineering activities.

     Stock Compensation

          We measure stock-based compensation for options granted to our employees using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”. However, pursuant to the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, we have computed, for pro forma disclosure purposes, the value of all options granted since the spin-off, using the Black-Scholes option pricing method with the following weighted assumptions: risk-free interest rates of 2.46%, expected dividend yields of zero; expected lives of five years; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 74%. Had compensation cost for these stock options been determined consistent with SFAS No. 123, our net loss and net loss per share for the year ended December 31, 2003 would have been as follows (in thousands except per share data):

Net loss:
As reported	$(18,744)
Total stock-based employee compensation expenses determined under fair value based method for all awards	(260)

Pro forma net loss	$(19,004)

Basic and Diluted net loss per share:
As reported	$(3.51)
Pro forma	$(3.56)

     Loss Per Share

          Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the year ended December 31, 2003. For the year ended December 31, 2003, the effect of approximately 1.4 million stock options was excluded from the calculation of diluted loss per share as their effect would have been antidilutive and decreased the loss per share.

          Per share information presented for the years ended December 31, 2002 and 2001, is calculated based on the number of shares issued in the spin-off. The calculation of loss per share for these periods assumes that the common shares were outstanding for the entire period.

     TFS Net Investment

          TFS net investment represented the cumulative investments in, distributions from, and losses generated by our operations. We began to report retained earnings in separate capital accounts as of the date of the spin-off.

     Reclassifications

          Certain amounts that were included as research and development expenses in the 2002 and 2001 statements of operations have been reclassified to cost of sales - products in order to be comparable with our reporting after the spin-off. These are costs related to personnel expense, facilities, depreciation, and amortization surrounding product and process engineering activities after a product or process has been released to manufacturing. When we were part of TFS, these costs were included in research and development expense. These costs are more appropriately included in cost of sales. Amounts reclassified from research and development expense to cost of sales - products totaled $6.2 million and $6.6 million for the years ended December 31, 2002 and 2001, respectively.

     Recently Issued Accounting Standards

          In July 2001, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and applies to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003, and there was no impact on our financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Specifically, SFAS No. 148 prohibits companies from utilizing the prospective method of transition, the only method originally offered under SFAS No. 123, in fiscal years beginning after December 15, 2003. However, the statement permits two additional transition methods for companies that adopt the fair value method of accounting for stock-based compensation, which include the modified prospective and retroactive restatement methods. The modified prospective method recognizes stock-based employee compensation cost from the beginning of the fiscal year in which the provisions are first applied, as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Under the retroactive restatement method, all periods presented are restated to reflect stock-based employee compensation cost under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results using a prescribed specific tabular format and requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. We intend to continue to measure stock-based compensation for option grants using the intrinsic value method pursuant to APB No. 25, “Accounting for Stock Issued to Employees.” We have adopted the new disclosure requirements and are currently evaluating the impact if we were to adopt the fair value method of accounting for stock-based employee compensation under each of the two additional transitional methods discussed above.

          In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Initial recognition of a liability will be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure requirements of FIN 45 as of January 1, 2003, and there was no impact on our financial position or results of operations.

(3)	Transactions with TFS

          For periods prior to the spin-off, our costs and expenses included allocations from TFS for centralized legal, accounting, treasury, quality assurance, real estate, information technology, engineering, and other TFS corporate services and infrastructure costs. These allocations were determined on the basis that we and TFS considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us. Cost of sales allocations totaled $1.1 million, $2.4 million, and $2.4 million for the years ended December 31, 2003, 2002, and 2001, respectively. Selling, general, and administrative allocated costs totaled $1.5 million, $2.6 million, and $1.8 million for the years ended December 31, 2003, 2002, and 2001, respectively. Research and development allocated costs totaled $800,000, $2.6 million, and $2.8 million for the years ended December 31, 2003, 2002, and 2001, respectively. The basis for the amounts allocated to us included the following: legal, accounting, treasury, quality assurance, and other TFS corporate functions including officers’ salaries were allocated based on management’s estimation of time devoted to the microdisplay business for these functions; facility costs and information technology services were allocated on the basis of headcount of the microdisplay business, which is most representative of utilization of these resources; and engineering services were allocated to us based on the actual hours of services used. The allocation methodologies utilized represented management’s best estimate of the actual services utilized by the microdisplay business of TFS.

          On the spin-off date, we and TFS entered into a series of agreements to facilitate our separation from TFS. These agreements included certain transitional services, leases, intellectual property transfers, and tax sharing agreements. These agreements require us to pay a negotiated fee. For the period from September 15, 2003, the spin-off date, through December 31, 2003, we paid $312,000 for rent and $28,000 for engineering services to TFS under these agreements. During this period, we also paid TFS $160,000 for engineering and design services related to the development of printed circuit board assemblies for our HDTV product.

     Master Separation and Distribution Agreement

          The Master Separation and Distribution Agreement provided for, among other things, the principal corporate transactions required to effect the separation of our business from the remaining TFS businesses, the spin-off, and other agreements governing the relationship between us and TFS after the spin-off.

          Subject to certain exceptions, the Master Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the liabilities of our business with us and financial responsibility for the obligations and liabilities of TFS’ retained businesses with TFS. Specifically, we have agreed to assume liability for, and to indemnify TFS against, any and all liabilities associated with our business. These liabilities include any litigation, proceedings, or claims relating to the products, services, and operations of our business whether or not the underlying basis for such litigation, proceeding, or claim arose prior to or arises after the date of transfer of the microdisplay business by TFS to us. TFS has agreed to indemnify us against any and all liabilities associated with TFS’ retained businesses.

     Tax Sharing Agreement

          Under the Tax Sharing Agreement, we have agreed to indemnify TFS against any taxes (other than Separation Taxes) that are attributable to us since our formation, even while we were a member of TFS’ federal consolidated tax group. TFS has agreed to indemnify us against any taxes (other than Separation Taxes) that are attributable to the businesses retained by TFS. The Tax Sharing Agreement sets forth rules for determining taxes attributable to us and taxes attributable to the businesses retained by TFS.

          We have agreed not to take any action that would cause the spin-off not to qualify under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”). We have agreed not to take certain actions for two years following the spin-off, unless we obtain an IRS ruling or an opinion of counsel to the effect that these actions will not affect the tax-free nature of the spin-off. These actions include certain issuances of our stock, a liquidation or merger of our company, and dispositions of assets outside the ordinary course of our business. If any of these transactions were to occur, the spin-off could be deemed to be a taxable distribution to TFS. This would subject TFS to a substantial tax liability. We have agreed to indemnify TFS and its affiliates to the extent that any action we take or fail to take gives rise to a tax incurred by TFS or any of its affiliates with respect to the spin-off. In addition, we have agreed to indemnify TFS for any tax resulting from an acquisition by one or more persons of a 50% or greater interest in our company.

     Transition Services Agreement

          We and TFS have entered into a Transition Services Agreement under which TFS provides to us certain administrative services that may be necessary to our business. The most significant services that TFS provides to us relates to document control. TFS will charge us mutually agreed upon hourly rates for these services. This agreement will expire on August 31, 2004 unless the parties mutually agree upon a renewal or unless earlier terminated by mutual consent of the parties.

     Intellectual Property Agreement

          We and TFS have entered into an Intellectual Property Agreement under which we granted to TFS a nonexclusive, royalty-free, worldwide, perpetual, fully paid up license in and to all intellectual property that was assigned to us, that is used in all fields other than the field of microdisplays. This intellectual property includes all patents, copyrights, trademarks, tradenames, trade dress, trade secrets, know how, and show how whether or not legal protection has been sought or obtained. In addition, the license granted to TFS is non-assignable and non-licensable to third parties except that TFS may sublicense its rights to the intellectual property to any party or entity in which TFS owns at least a 50% equity interest.

     Real Property Sublease Agreement

          We and TFS have entered into a Real Property Sublease Agreement under which we lease office and manufacturing space in the TFS headquarters building. The initial term of the sublease expires August 31, 2005, with automatic one-year renewal terms thereafter unless either party elects to terminate the sublease upon notice delivered at least six months prior to the expiration of the then applicable sublease term. The agreement also sets forth certain circumstances under which all or a portion of the sublease may be terminated without penalty. We lease approximately 42,500 square feet of the building from TFS and share certain common areas in the building with TFS. Our monthly rent payable to TFS is approximately $40,000. This amount includes all normal and customary services in connection with the operation and maintenance of the building. This amount does not, however, include water or electrical utilities, which we pay separately based on our use of those items. The sublease also requires that TFS provide us with facilities-related information technology management services, for which we pay a minimum monthly fee of approximately $38,000. The sublease is not assignable by us without the prior written consent of TFS, which consent may be withheld by TFS in its sole discretion.

(4)	Benefit Plans:

     Stock Options

          Our 2003 Incentive Compensation Plan was adopted by our board of directors and approved by our stockholder on August 26, 2003. Under the 2003 Incentive Compensation Plan, an aggregate of 1,650,000 shares of common stock may be issued pursuant to options granted to acquire common stock, the direct granting of restricted common stock, the granting of stock appreciation rights, and the granting of dividend equivalents. On the first day of each fiscal year, an additional number of shares equal to 4% of the total number of shares then outstanding will be added to the number of shares that may be subject to the granting of awards.

          Prior to the spin-off, certain of our employees were granted options to purchase TFS stock under TFS’ stock-based compensation plans. In connection with the spin-off, each outstanding TFS option granted prior to the spin-off was converted into both an adjusted TFS option and a substitute Brillian option. The treatment of such TFS options and the substitute Brillian options is identical for those employees who remained employees of TFS immediately after the spin-off and for those employees who became employees of Brillian in connection with the spin-off. These TFS options were converted in a manner that preserved the aggregate exercise price of each option, which was allocated between the adjusted TFS option and the substitute Brillian option, and each preserved the ratio of the exercise price to the fair market value of the stock subject to the option. For employees who remained employees of TFS after the spin-off, employment with TFS will be taken into account in determining when each substitute Brillian option becomes exercisable and when it terminates, and in all other respects the terms of the substitute option is substantially the same as the original TFS option. Under this arrangement, on September 15, 2003, we issued options to purchase 750,275 shares of Brillian common stock. Of these options, 600,410 were issued to employees who remained employees of TFS after the spin-off. Options granted under TFS’ plans generally vest over a four-year period and are exercisable for a term of 10 years.

          The following table and narrative summarizes the status of our 2003 Incentive Compensation Plan at December 31, 2003, and changes during the year then ended:

		Weighted Average
	Options	Exercise Price
Outstanding at spin-off date	—	$—
TFS options converted to Brillian options on spin-off date	750,275	10.65
Granted	618,925	6.80
Exercised	(4,230)	4.08
Expired or canceled	(1,387)	20.09

Outstanding at end of year	1,363,583	8.91

Exercisable at end of year	417,348	$11.38

Weighted average fair value of options granted		$5.62

          The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
Range of	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2003	Life	Price	2003	Price
$3.27 - $6.34	312,778	7.6	$5.29	123,186	$5.45
6.50 - 10.84	754,885	8.9	6.99	144,402	7.96
11.26 - 67.60	295,920	7.1	17.64	149,760	19.55

	1,363,583	8.2	8.91	417,348	11.38

          In addition to the Brillian substitute options granted under the terms of the Master Separation and Distribution Agreement, on September 4, 2003, we granted options to our employees to purchase approximately 526,000 shares of our common stock. Options with respect to approximately 300,000 shares have a vesting period of 32 months, and the remainder have vesting periods of 50 months. Additionally, on September 4, 2003, we granted approximately 56,000 shares of restricted common stock to employees with a vesting period of one year. As of December 31, 2003, approximately 22,000 shares of this restricted common stock had vested and been issued. On September 4, 2003, the spin-off had not been completed and, therefore, no market had developed for our common stock. For purposes of setting the exercise price of the options granted on that date, fair market value was estimated by our board of directors. Based on the initial trading prices of our common stock, we recorded deferred compensation of approximately $1.5 million related to the stock option and restricted stock grants of September 4, 2003. The total amount of deferred compensation will be expensed over the vesting terms of the options and shares of restricted stock. During the year ended December 31, 2003, we recorded non-cash compensation expense of

$267,000 related to these restricted stock and option grants. The non-cash compensation expense was recorded as a component of cost of sales – products; selling, general and administrative expense; and research and development in the amounts of $34,000, $132,000, and $101,000, respectively. Subsequent to September 4, 2003, we issued 92,925 options to acquire common stock with exercise prices equal to the fair market value on the grant dates.

     2003 Employee Stock Purchase Plan

          Our 2003 Employee Stock Purchase Plan was adopted by our board of directors and approved by our stockholder on August 26, 2003. An aggregate of 200,000 shares of common stock are reserved for issuance under the 2003 Employee Stock Purchase Plan. This plan consists of a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period began on September 16, 2003 and ended on December 31, 2003. Subsequent to December 31, 2003, 13,502 shares of common stock were issued to employees at a price per share of $7.16 pursuant to their participation in the first offering period.

     401(k) Profit Sharing Plan

          Provisions of the Master Separation and Distribution Agreement mandated that we establish retirement savings and welfare plans. The Master Separation and Distribution Agreement also provided that the account balances, including outstanding loans, of all our employees participating in TFS’ 401(k) plan were transferred to our new 401(k) plan and assets held in trust related to such account balances were transferred to new trusts established by us.

          Accordingly, on August 26, 2003, we adopted a 401(k) profit sharing plan for which our employees generally are eligible. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the plan by employees or by us and the investment earnings on the contributions are not taxable to the employees until withdrawn. Our contributions, if any, are deductible by us when made. Our employees may elect to reduce their current compensation by an amount equal to the maximum of 25% of total annual compensation or the annual limit permitted by law and to have those funds contributed to the plan. Although we may make matching contributions to the plan on behalf of all participants, we have not made any contributions since the plan’s adoption.

          Discretionary company contributions to the TFS 401(k) plan for our employees totaled $0, $96,000, and $112,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

(5)	Income Taxes:

          The principal reasons for the difference between the income tax benefit (provision) and the amounts computed by applying the statutory income tax rates to the loss for the years ended December 31, are as follows:

	2003	2002	2001
Federal tax at statutory rates	34%	34%	34%
State tax at statutory rates	5%	5%	5%
Increase in valuation allowance	(39%)	(39%)	(39%)
Utilization of deferred tax liability assumed in spin-off	6%	0%	0%

Total	6%	0%	0%

          At December 31, deferred taxes represent the tax effect of temporary differences related to the following (in thousands):

	2003	2002	2001
Current deferred taxes:
Inventories	636	600	537
Accrued expenses	143	279	174
Allowance for doubtful accounts	12	6	13
Deferred tax valuation allowance	(791)	(885)	(724)

Total	$—	$—	$—

	2003	2002	2001
Non-current deferred taxes:
Depreciation and amortization	(1,705)	(1,902)	(1,565)
Research and development credits	—	280	131
Net operating losses	2,385	25,866	16,259
Deferred tax valuation allowance	(680)	(24,244)	(14,825)

Total	$—	$—	$—

          FASB SFAS No. 109, “Accounting for Income Taxes”, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

          Prior to the spin-off, our operations were included in TFS’ consolidated U.S. federal and state income tax returns and in the tax returns of TFS’ foreign subsidiaries. The provision for income taxes for periods prior to the spin-off has been determined as if we had filed separate tax returns for the periods presented.

          In connection with the formation and spin-off of our company by TFS, we assumed a net deferred tax liability of approximately $1.1 million. This net deferred tax liability is the result of differences between the book and tax basis of the assets transferred to us. TFS retained the net operating losses and tax credits that were generated by our operations before the spin-off. The assumption of the net deferred tax liability resulted in a corresponding reduction in the TFS net investment contributed to us in 2003. Pursuant to SFAS No. 109, the assumption of the net deferred tax liability enabled us to record additional deferred tax assets of approximately $1.1 million during the period from the spin-off date to December 31, 2003. A valuation allowance has been recorded for deferred tax assets generated during the period ended December 31, 2003 that exceeded our net deferred tax liabilities.

          We generated a net operating loss of approximately $6.1 million during the period from the spin-off date to December 31, 2003, which expires in 2023 for federal income tax purposes and earlier for state income tax purposes.

(6)	Commitments and Contingencies:

     Rent and Lease

          We lease office and manufacturing space from TFS (see Note 3). We also lease our development center in Boulder, Colorado. Rent expense was approximately $397,000, $120,000, and $0 for the years ended December 31, 2003, 2002, and 2001, respectively. Future minimum lease commitments under these leases are $936,000 and $624,000 for the years ending December 31, 2004 and 2005, respectively.

     Guarantee

          In February 2002, we guaranteed up to $500,000 of the debt of VoiceViewer Technology, Inc., a private start-up company developing microdisplay products. As of December 31, 2003, our maximum liability under this guarantee was $425,000. This loan guarantee has a five-year term and matures in January 2007. We will be required to pay this guarantee to the lender if VoiceViewer defaults on its debt obligations. During the fourth quarter of 2003, we determined that it is probable that VoiceViewer will be unable to meet its obligations under the loan agreement. Accordingly, we have accrued $359,000 for our estimated obligation under this guarantee. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. We would obtain the VoiceViewer intellectual property if in the future we are required to pay amounts under the guarantee. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property. Additionally, during the fourth quarter of 2003, we wrote off a note receivable from VoiceViewer of approximately $75,000. The combined amount of these two items, which was $434,000, has been recorded as selling, general, and administrative expense.

     Tax-Free Distribution

          We believe that the contribution by TFS of the assets related to our business and the assumption by us of the related liabilities in exchange for our common stock, which was part of the spin-off, should be treated as a reorganization within the meaning of Section 368(a)(1)(D) of the Code, and the distribution should qualify as a tax-free distribution under Section 355 of the Code. It should be noted that the application of Section 355 of the Code to the distribution is complex and may be subject to differing interpretation. If the distribution does not qualify as a tax-free distribution under Section 355 of the Code, then (i) TFS would recognize capital gains but not losses equal to the difference between the fair market value of our common stock on the date of the distribution and TFS’ tax basis in such stock; and (ii) the distribution may be taxable to individual stockholders, depending on their individual tax basis. In addition, we have agreed to indemnify TFS in the event the distribution is not tax-free to TFS because of actions taken by us or because of our failure to take various actions (See Note 3). Certain of the events that could trigger this obligation may be beyond our control. In particular, we may be required to indemnify TFS if the distribution is deemed to be part of a plan in which one or more persons acquire directly or indirectly stock representing a 50% or greater interest in our company.

(7)	Segment Reporting, Sales to Major Customers, and Geographic Information

          SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers.

          Because the products we sell for use in near-to-eye and projection devices share the same underlying technology and have similar economic characteristics, production processes, and customer types, we operate and report internally as one segment in accordance with SFAS No. 131. All of our assets are located in the United States.

          For the year ended December 31, 2003, sales to TQ Systems, Eastman Kodak Company, and Brashear accounted for approximately 14%, 14%, and 12%, respectively, of our net sales. For the year ended December 31, 2002, sales to Brashear accounted for approximately 23% of our revenue and sales to Kodak accounted for approximately 14% of our net sales. For the year ended December 31, 2001, sales to RCA Thomson accounted for approximately 65% of our net sales. No other customer accounted for greater than 10% of our net sales during those periods.

          Net sales by geographic area are determined based upon the location of the end customer. Summary information by geographic region is as follows (in thousands) for years ended:

	North
	America	Europe	Asia	Total
December 31, 2003
Net Sales	$1,225	$571	$398	$2,194
December 31, 2002
Net Sales	$971	$176	$292	$1,439
December 31, 2001
Net Sales	$1,721	$102	$113	$1,936

(8)	Selected Quarterly Financial Data (Unaudited)

          The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2003 and 2002 (in thousands):

	Quarters Ended
	2003				2002
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Net sales	$360	$703	$760	$371	$645	$345	$223	$226
Gross profit (loss)	(2,275)	(1,673)	(1,926)	(1,761)	(2,445)	(2,293)	(3,588)	(3,104)
Net loss	(4,913)	(4,482)	(4,691)	(4,658)	(4,943)	(5,122)	(6,638)	(6,490)

BRILLIAN CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002, and 2001

		Increases
	Balance	(Reductions)
	at	Charged to	Charged		Balance
	beginning	Costs and	to Other		at End of
	of Period	Expenses	Accounts	Write-offs	Period
	(in thousands)
Allowance for doubtful accounts:
Year ended 12/31/2003	$16	$14	$—	$—	$30
Year ended 12/31/2002	34	12	—	(30)	16
Year ended 12/31/2001	15	19	—	—	34
Valuation allowance for deferred tax asset:
Year ended 12/31/2003	$25,129	$6,750	$—	$(30,408)	$1,471
Year ended 12/31/2002	15,549	9,580	—	—	25,129
Year ended 12/31/2001	6,923	8,626	—	—	15,549

S-1

EXHIBIT INDEX

Exhibit
Number	Exhibit
2	Master Separation and Distribution Agreement (1)

3.1	Certificate of Incorporation of the Registrant (2)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (1)

3.3	Bylaws of the Registrant (2)

4.1	Specimen of Common Stock Certificate (1)

4.2	Rights Agreement between the Registrant and The Bank of New York, as Rights Agent, including Form of Right Certificate (1)

10.1	Assignment and Assumption Agreement (1)

10.2	Intellectual Property Agreement (1)

10.3	Tax Sharing Agreement (1)

10.4	Real Property Sublease Agreement (1)

10.5	Transition Services Agreement (1)

10.6	2003 Incentive Compensation Plan (3)

10.7	Profit Sharing/401(k) Plan (1)

10.8	2003 Employee Stock Purchase Plan (4)

10.9	Form of Indemnity Agreement for directors and executive officers (2)

23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 4) as filed with the SEC on September 3, 2003.

(2)	Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 1) as filed with the SEC on June 27, 2003.

(3)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-8 (Registration No. 333-108362) as filed with the SEC on August 29, 2003.

(4)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-8 (Registration No. 333-108363) as filed with the SEC on August 29, 2003.