Form 10-Q
period 2004-03-31
BRILLIAN CORP
filed 2004-05-14
CIK 1232229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act Of 1934

For the Quarter Ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	OUTSTANDING AS OF MAY 14, 2004
Common stock	6,893,118
Par value $.001 per share

BRILLIAN CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRILLIAN CORPORATION

CONDENSED BALANCE SHEETS
(unaudited)
(in thousands)

	MARCH 31,	DECEMBER 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$2,090	$2,417
Short-term investments	8,042	12,000
Accounts receivable, net	208	447
Inventories	3,204	2,735
Other current assets	544	828

Total current assets	14,088	18,427
Property, plant and equipment, net	6,970	6,267
Intangibles, net	8,644	8,768
Other investments	6,331	6,331

Total Assets	$36,033	$39,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,065	$457
Accrued compensation	213	84
Accrued liabilities	936	676
Deferred revenue	297	21

Total current liabilities	2,511	1,238

Commitments and Contingencies
Stockholders’ Equity:
Common stock	5	5
Additional paid-in capital	45,878	45,708
Deferred compensation	(1,066)	(1,265)
Accumulated deficit	(11,295)	(5,893)

Total stockholders’ equity	33,522	38,555

Total Liabilities and Stockholders’ Equity	$36,033	$39,793

The accompanying notes are an integral part of these condensed financial statements.

BRILLIAN CORPORATION

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months
	Ended March 31,
	2004	2003
Net product sales	$340	$232
Design and engineering services	138	139

Total net sales	478	371

Costs and Expenses:
Cost of sales – products	2,262	1,993
Cost of sales – design and engineering services	122	139
Selling, general, and administrative	1,086	1,214
Research and development	2,454	1,683

Total costs and expenses	5,924	5,029

Operating loss	(5,446)	(4,658)
Other Income (Expense):
Interest, net	44	—

Net Loss	$(5,402)	$(4,658)

Loss per Common Share:
Basic and diluted	$(1.00)	$(0.87)

Weighted Average Number of Common Shares:
Basic and diluted	5,380	5,329

The accompanying notes are an integral part of these condensed financial statements.

BRILLIAN CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(5,402)	$(4,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	865	942
Stock compensation	220	—
Deferred revenue	276	(31)
Provision for doubtful accounts	(6)	(11)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	245	81
(Increase) decrease in inventories	(469)	(57)
(Increase) decrease in other current assets	284	21
Increase (decrease) in accounts payable and accrued liabilities	997	274

Net cash used in operating activities	(2,990)	(3,439)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(1,268)	(7)
Proceeds from sale of asset	—	113
Purchase of intangibles	(176)	(207)
Proceeds from maturities/sales of short-term investments	3,958	—

Net cash provided by (used in) investing activities	2,514	(101)

Cash Flows from Financing Activities:
Net transfers from TFS	—	3,540
Issuance of shares related to Employee Stock Purchase Plan	96	—
Stock options exercised	53	—

Net cash provided by financing activities	149	3,540

Net decrease in cash and cash equivalents	(327)	—
Cash and cash equivalents, beginning of period	2,417	—

Cash and cash equivalents, end of period	$2,090	$—

The accompanying notes are an integral part of these condensed financial statements.

BRILLIAN CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A	Organization and Basis of Presentation

We design and develop large-screen, rear-projection, high-definition televisions, or HDTVs, utilizing our proprietary liquid crystal on silicon, or LCoS®, microdisplay technology. We market our HDTVs for sale under the brand names of retailers, including consumer electronics retailers, consumer retail stores, personal computer manufacturers, and high-end audio/video manufacturers. We recently received our first order for HDTVs. We have established a virtual manufacturing model utilizing third-party contract manufacturers to produce our HDTVs, which incorporate the LCoS microdisplays that we manufacture. We also offer a broad line of LCoS microdisplay products and subsystems that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.

Historically, we operated as a division of Three-Five Systems, Inc. (“TFS”). On March 17, 2003, TFS announced that its board of directors had approved a decision to incorporate us as a wholly owned subsidiary of TFS, to transfer our business and assets into this subsidiary, and to distribute the common stock of this subsidiary to its stockholders in a spin-off. We were formed on May 7, 2003 in anticipation of this spin-off. The spin-off was completed on September 15, 2003 as a special dividend to the stockholders of TFS.

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

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2004. These financial statements should be read in conjunction with our December 31, 2003 financial statements included in our Annual Report on Form 10-K, and the accompanying notes thereto.

The financial statements for periods prior to the spin-off have been prepared using TFS’ historical basis in the assets and liabilities and the historical results of operations of Brillian.

Note B	Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$2,424	$2,473
Work-in-process	300	51
Finished goods	480	211

	$3,204	$2,735

Note C	Property, plant, and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Leasehold improvements	$977	$971
Equipment	14,757	13,495
Furniture	62	62

	15,796	14,528
Less accumulated depreciation	(8,826)	(8,261)

	$6,970	$6,267

Note D	Intangibles:

Intangibles consist of mask works, patents, licenses, and other intangible assets acquired from third parties. Intangibles are recorded at cost and amortized using the straight-line method over the estimated useful lives of the respective assets, which range from two to five years.

Intangible assets consisted of the following at March 31, 2004 (in thousands):

	Acquisition	Accumulated	Book
	Value	Amortization	Value
Amortized Intangible Assets:
Mask works	$5,939	$(2,206)	$3,733
Patents, patents pending, and other intangible assets	3,833	(350)	3,483
Licenses	2,954	(1,526)	1,428

	$12,726	$(4,082)	$8,644

Intangible assets consisted of the following at December 31, 2003 (in thousands):

	Acquisition	Accumulated	Book
	Value	Amortization	Value
Amortized Intangible Assets:
Mask works	$5,839	$(2,206)	$3,633
Patents, patents pending, and other intangible assets	3,758	(198)	3,560
Licenses	2,954	(1,379)	1,575

	$12,551	$(3,783)	$8,768

Intangible asset amortization expense for the three months ended March 31, 2004 was $300,000 compared to $434,000 for the three months ended March 31, 2003. Estimated future annual amortization expense through 2008 and thereafter related to intangible assets reported as of March 31, 2004 is as follows (in thousands):

Fiscal Year	Amount
2004	$898
2005	2,591
2006	2,405
2007	2,001
2008	578
Thereafter	241

$8,644

Note E	Loss per Share

Basic and diluted loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three-month period ended March 31, 2004. For the three-month period ended March 31, 2004, the effect of approximately 1.4 million stock options was excluded from the calculation of diluted loss per share as their effect would have been antidilutive and decreased the loss per share.

Per share information presented for the three-month period ended March 31, 2003 was calculated based on the number of shares issued in the spin-off. The calculation of loss per share for this period assumed that the common shares were outstanding for the entire period.

Note F	Segment Reporting, Sales to Major Customers, and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers.

Because the products we sell for use in near-to-eye and projection devices share the same underlying technology and have similar economic characteristics, production processes, and customer types, we operate and report internally as one segment in accordance with SFAS No. 131. All of our assets are located in the United States.

Net sales in the near-to-eye market totaled $180,000, or 38% of total net sales, in the first quarter of 2004 and $249,000, or 67% of total net sales, in the first quarter of 2003. The remaining net sales were in the projection market.

For the three months ended March 31, 2004, sales to I-O Display, Kodak, and Zehda Technology accounted for approximately 28%, 25%, and 22%, respectively, of our net sales. For the three months ended March 31, 2003, sales to Brashear, Mitsui, and Kodak accounted for approximately 28%, 18%, and 9%, respectively, of our net sales.

We also track net sales by geographic location. Net sales by geographic area are determined based upon the location of the end customer. The following sets forth net sales (in thousands) for our geographic areas:

	North
	America	Asia	Europe	Total
Three months ended March 31, 2004
Net sales	$314	$107	$57	$478
Three months ended March 31, 2003
Net sales	$221	$109	$41	$371

Note G	Transactions with TFS

Prior to the spin-off, our costs and expenses included allocations from TFS for centralized legal, accounting, treasury, quality assurance, real estate, information technology, engineering, and other TFS corporate services and infrastructure costs. These allocations were determined on the basis that we and TFS considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us. Allocated costs included in our cost of sales totaled $467,000 for the three-month period ended March 31, 2003. Allocated costs included in selling, general, and administrative expenses totaled $672,000 for the three-month period ended March 31, 2003. Allocated costs included in our research and development expenses totaled $285,000 for the three-month period ended March 31, 2003. The basis for the amounts allocated to us included the following: legal, accounting, treasury, quality assurance, and other TFS corporate functions, including officers’ salaries, were allocated based on management’s estimation of time devoted to the microdisplay business for these functions; facility costs and information technology services were allocated on the basis of headcount of the microdisplay business, which is most representative of utilization of these resources; and engineering services were allocated to us based on the actual hours of services used. The allocation methodologies utilized represent management’s best estimate of the actual hours utilized by the microdisplay business of TFS.

On the spin-off date, we and TFS entered into a series of agreements to facilitate our separation from TFS. These agreements included certain transitional services, leases, intellectual property transfers, and tax sharing agreements. These agreements require us to pay a negotiated fee. During the three months ended March 31, 2004, we paid $234,000 for rent and $32,000 for engineering services to TFS under these agreements. During this period, we also paid TFS $553,000 for engineering and design services related to the development of printed circuit board assemblies and for purchases of these assemblies for our HDTV product.

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

Transition Services Agreement

We and TFS have entered into a Transition Services Agreement under which TFS provides to us certain administrative services that may be necessary to our business. The most significant service that TFS provides to us relates to document control. TFS charges us mutually agreed upon hourly rates for these services. This agreement will expire on August 31, 2004 unless the parties mutually agree upon a renewal or unless earlier terminated by mutual consent of the parties.

Intellectual Property Agreement

We and TFS have entered into an Intellectual Property Agreement under which we granted to TFS a nonexclusive, royalty-free, worldwide, perpetual, fully paid up license in and to all intellectual property that was assigned to us and that is used in all fields other than in the field of microdisplays. This intellectual property includes all patents, copyrights, trademarks, trade names, trade dress, trade secrets, know how, and show how whether or not legal protection has been sought or obtained. In addition, the license granted to TFS is non-assignable and non-licensable to third parties except that TFS may sublicense its rights to the intellectual property to any party or entity in which TFS owns at least a 50% equity interest.

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

In February 2002, we guaranteed up to $500,000 of the debt of VoiceViewer Technology, Inc., a private start-up company developing microdisplay products. This loan guarantee has a five-year term and matures in January 2007. As of March 31, 2004, our maximum liability under this guarantee was $398,000. We have determined that it is probable that VoiceViewer will be unable to meet its obligations under the loan agreement. Accordingly, we have accrued $398,000 for our estimated obligation under this guarantee. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. We would obtain the VoiceViewer intellectual property if in the future we are required to pay amounts under the guarantee. However, we do not believe that it would be possible to realize any significant value from the intellectual property.

Note I	Stock Compensation:

Our 2003 Incentive Compensation Plan was adopted by our board of directors and approved by our stockholder on August 26, 2003. Under the 2003 Incentive Compensation Plan, an aggregate of 1,650,000 shares of common stock were originally available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock, the granting of stock appreciation rights, and the granting of dividend equivalents. On the first day of each fiscal year, an additional number of shares equal to 4% of the total number of shares then outstanding is added to the number of shares that may be subject to the granting of awards.

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

In addition to the Brillian substitute options granted under the terms of the Master Separation and Distribution Agreement, on September 4, 2003, we granted options to our employees to purchase approximately 526,000 shares of our common stock. Options with respect to approximately 300,000 shares have a vesting period of 32 months, and the remaining have vesting periods of 50 months. Additionally, on September 4, 2003, we granted approximately 56,000 shares of restricted common stock to employees with a vesting period of one year. As of March 31, 2004, approximately 33,000 shares of this restricted common stock had vested and been issued. On September 4, 2003, the spin-off had not been completed and, therefore, no market had developed for our common stock. For purposes of setting the exercise price of the options granted on that date, fair market value was estimated by our board of directors. Based on the initial trading prices of our common stock, we recorded deferred compensation of approximately $1.5 million related to the stock option and restricted stock grants of September 4, 2003. The total amount of deferred compensation will be expensed over the vesting terms of the options and shares of restricted stock. During the quarter ended March 31, 2004, we recorded non-cash compensation expense of $203,000 related to these restricted stock and option grants.

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

We have computed compensation cost, for pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method with the following weighted assumptions: risk-free interest rates of 2.99% for all scenarios; expected dividend yields of zero for all scenarios; expected lives of 5.0 years for all scenarios; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 74% for all scenarios. Had compensation cost for these plans been determined consistent with SFAS No. 123, our net loss and loss per share for the three months ended March 31, 2004 would have been as follows (in thousands, except per share data):

Net loss:
As reported	$(5,402)
Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(231)

Pro forma net loss	$(5,633)

Basic and diluted net loss per share:
As reported	$(1.00)
Pro forma	$(1.05)

Note J	Subsequent Event:

On May 14, 2004, we completed an underwritten public offering of 1.5 million shares of our common stock at a public offering price of $9.00 per share. We received proceeds from the offering of $12.55 million, net of underwriting discounts and commissions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

     The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2004 and thereafter; the amounts, prices, timing, or terms under which we sell HDTVs under our agreement with our initial customer; technological innovations; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.

Overview

     We design and develop large-screen, rear-projection, high-definition televisions, or HDTVs, utilizing our proprietary liquid crystal on silicon, or LCoS®, microdisplay technology. We market our HDTVs for sale under the brand names of retailers, including consumer electronics retailers, consumer retail stores, personal computer manufacturers, and high-end audio/video manufacturers. We recently received our first order for HDTVs. We have established a virtual manufacturing model utilizing third-party contract manufacturers to produce our HDTVs, which incorporate the LCoS microdisplays that we manufacture. We also offer a broad line of LCoS microdisplay products and subsystems that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.

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

     We started the development of LCoS microdisplays in 1997 as a division of Three-Five Systems, Inc., or TFS, under which we operated until our spin-off in September 2003. In anticipation of our spin-off to the stockholders of TFS, TFS organized us as a wholly owned subsidiary. In connection with the spin-off, TFS transferred to us its LCoS microdisplay business, including the related manufacturing and business assets, personnel, and intellectual property. TFS also provided initial cash funding to us in the amount of $20.9 million. The spin-off was completed on September 15, 2003 as a special dividend to the stockholders of TFS.

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

     Net Sales. Our sales result from both design and engineering services and product sales. Until early 2002, substantially all of our sales were for use in projection-based applications. After the purchase of certain assets in early 2002, however, we became equally focused on the near-to-eye market. In the fourth quarter of 2003, we announced our intention to develop, manufacture, and sell a complete HDTV product based on our Gen II LCoS microdisplay. Since this announcement, most of our efforts have been focused on the design of this product, the establishment of a supply chain to source the components that we do not manufacture, and the establishment of a selling channel for the marketing and sale of our HDTV product. In April 2004, we announced our first customer contract for the sale of our HDTV product. We currently anticipate that sales of our HDTVs will comprise the majority of our total sales in future periods.

     In addition to manufacturing and selling our own HDTVs, we will continue to seek selective OEM customers for our projection displays. We typically sell three displays and associated electronics for products in the projection market. In the near-to-eye market, we sell either one or two displays and associated electronics. The displays and electronics are sold together as a kit. We also sell optical modules in the near-to-eye market. The selling prices of these products range from between $90 and $1,000 per unit.

     Cost of Sales. Our gross margins are influenced by various factors, including manufacturing efficiencies, yields, and absorption issues, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. The manufacturing-related issues have the most significant impact on our gross margins. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to fully absorb the cost of our manufacturing infrastructure. As a result, we expect it will be difficult to attain significant improvements in gross margin until we can operate at higher production volumes.

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

     We recognize revenue related to design and engineering services depending on the relevant contractual terms. Under fixed-price contracts that contain project milestones, revenue is recognized as milestones are met. For contracts under which revenue is recognized based on milestones, the fair value of milestones completed equals the fair value of work performed. Under a fixed price contract under which we were paid based on performance of tasks, we recognized revenue based on the estimated percentage of completion of the entire project as measured by the costs for man hours and materials. Any anticipated losses on fixed price contracts are recorded in the period they are determinable. Revenue related to design and engineering services is recognized based on these methods and is non-refundable.

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

     Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Deferred tax assets resulting from net operating losses and tax credits generated by our pre-spin-off operations were retained by TFS in accordance with applicable tax law. In the near term, we do not expect to record a tax benefit on any losses that we incur.

     Long-term assets, such as property, plant, and equipment, and intangibles are originally recorded at cost. On an on-going basis, we assess these assets to determine if their current recorded value is impaired. When assessing these assets, we consider projected future cash flows to determine if impairment is applicable. These cash flows are evaluated for objectivity by using weighted probability techniques and also comparisons of past performance against projections. We may also identify and consider independent market values of assets that we believe are comparable. If we were to believe that an asset’s value was impaired, we would write down the carrying value of the identified asset and charge the impairment as an expense in the period in which the determination was made.

     Non-marketable equity securities are accounted for at historical cost. All of our investments are subject to a periodic impairment review; the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators we use to identify those events and circumstances include the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects; the technological feasibility of the investee’s products and technologies; the general market conditions in the investee’s industry; and the investee’s liquidity, debt ratios and the rate at which the investee is using cash. Investments identified as having an indicator of impairment would be subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment would be written down to its impaired value. When an investee is not considered viable from a financial or technological point of view, the entire investment would be written down. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation, and the new funding does not appear imminent, it would be presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

     Our historical financial statements for periods prior to our spin-off from TFS include those assets, liabilities, revenues, and expenses directly attributable to our operations and allocations of certain TFS corporate expenses to us. These amounts have been allocated to us on the basis that we and TFS considered to reflect most fairly or reasonably the utilization of the services provided to, or the benefits received by, us. We believe the methods used to allocate these amounts are reasonable.

     The financial information included herein for periods prior to the spin-off is not necessarily indicative of our future financial position, results of operations, or cash flows, nor is it necessarily indicative of what the financial position, results of operations, and cash flows would have been had we operated as a stand-alone public entity during the periods covered.

     Prior to the spin-off, our costs and expenses included allocations from TFS for centralized legal, accounting, treasury, quality assurance, real estate, information technology, engineering, and other TFS corporate services and infrastructure costs. These allocations were determined on the basis that we and TFS considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us. Allocated costs included in our cost of sales totaled $467,000 for the three-month period ended March 31, 2003. Allocated costs included in selling, general, and administrative expenses totaled $672,000 for the three-month period ended March 31, 2003. Allocated costs included in our research and development expenses totaled $285,000 for the three-month period ended March 31, 2003. The basis for the amounts allocated to us included the following: legal, accounting, treasury, quality assurance, and other TFS corporate functions, including officers’ salaries, were allocated based on management’s estimation of time devoted to the microdisplay business for these functions; facility costs and information technology services were allocated on the basis of headcount of the microdisplay business, which is most representative of utilization of these resources; and engineering services were allocated to us based on the actual hours of services used. The allocation methodologies utilized represent management’s best estimate of the actual hours utilized by the microdisplay business of TFS.

     On the spin-off date, we and TFS entered into a series of agreements to facilitate our separation from TFS. These agreements included certain transitional services, leases, intellectual property transfers, and tax sharing agreements. These agreements require us to pay a negotiated fee. During the three months ended March 31, 2004, we paid $234,000 for rent and $32,000 for engineering services to TFS under these agreements. During this period, we also paid TFS $553,000 for engineering and design services related to the development of printed circuit board assemblies and for purchases of these assemblies for our HDTV product.

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

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

     Net Sales. Net sales increased 29% to $478,000 in the first quarter of 2004 from $371,000 in the first quarter of 2003. Product sales increased to $340,000 in the first quarter of 2004 from $232,000 in the first quarter of 2003. Design and engineering services revenue decreased to $138,000 in the first quarter of 2004 from $139,000 in the first quarter of 2003.

     Net sales in the near-to-eye market totaled $180,000, or 38% of total net sales, in the first quarter of 2004 and $249,000, or 67% of total net sales, in the first quarter of 2003. The remaining net sales were in the projection market.

     Net sales in North America totaled $314,000, or 66% of total net sales, in the first quarter of 2004 compared to $221,000, or 60% of total net sales, in the first quarter of 2003. Net sales in Asia totaled $107,000, or 22% of total net sales, in the first quarter of 2004 compared to $109,000, or 29% of total net sales, in the first quarter of 2003. Net sales in Europe totaled $57,000, or 12% of net sales, the first quarter of 2004 compared to $41,000, or 11% of net sales, in the first quarter of 2003.

     Cost of Sales. Cost of sales was $2.4 million, or 499% of net sales, in the first quarter of 2004 compared to $2.1 million, or 575% of net sales, in the first quarter of 2003. The large negative gross margin in each period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to fully absorb the cost of our manufacturing infrastructure. Cost of sales for design and engineering services decreased to $122,000 in the first quarter of 2004 from $139,000 in the first quarter of 2003.

     As is typical in most segments of the high-technology industry, we anticipate downward pressure on the prices of our products. A significant portion of our manufacturing costs are fixed in nature and consist of items such as utilities, depreciation, and amortization. The amounts of these costs do not vary period to period based on the number of units produced nor can the amounts of these costs be adjusted in the short term. Therefore, in periods of lower production volume, these fixed costs are absorbed by a lower number of units, thus increasing the cost per unit. As a result, we expect it will be difficult to attain significant improvements in gross margins until we can operate at higher production volumes.

     Selling, General, and Administrative Expense. Selling, general, and administrative expense decreased 11% to $1.1 million in the first quarter of 2004 from $1.2 million in the first quarter of 2003. Selling, general, and administrative expense for the first quarter of 2003 included expenses of $464,000 associated with our spin-off from TFS. No such expenses were incurred in the first quarter of 2004.

     Research and Development Expense. Research and development expense increased 46% to $2.5 million in the first quarter of 2004 from $1.7 million in the first quarter of 2003. Research and development expense in the first quarter of 2004 includes costs totaling approximately $900,000 associated with the development of our HDTV products.

     Net Loss. Net loss was $5.4 million in the first quarter of 2004 compared to a net loss of $4.7 million in the first quarter of 2003.

Liquidity and Capital Resources

     At March 31, 2004, we had cash, cash equivalents, and short-term investments of $10.1 million. At March 31, 2003, we had no cash, cash equivalents, or short-term investments. At that time, we were a division of TFS and all cash needs were funded by TFS on an as-needed basis.

     In the first quarter of 2004, we had $3 million in net cash outflow from operations compared to $3.4 million in the first quarter of 2003. Most of the cash outflow in each period related to our losses, since we had little change in our working capital in each period. Our depreciation and amortization expense was $865,000 in the first quarter of 2004 and $942,000 in the first quarter of 2003. Prior to the spin-off, our entire cash outflow was funded by TFS on an as needed basis.

     In the first quarter of 2004, net cash provided by investing activities totaled $2.5 million. During the quarter, we received proceeds from the sale of short-term investments of $4.0 million. Purchases of property and equipment totaled $1.3 million and purchases of intangibles totaled $176,000 in the first quarter of 2004.

     During the first quarter of 2003, net cash used in investing activities totaled $101,000. During the first quarter of 2003, we used $7,000 for the purchase of property and equipment, received proceeds from the sale of property and equipment of $113, and used $207,000 for the purchase of intangibles.

     We have incurred recurring operating losses and negative cash flows since our inception as a division of TFS. Our net loss was $18.7 million, $23.2 million, and $22.3 million in 2003, 2002, and 2001, respectively. At March 31, 2004, we had $11.6 million of working capital, including cash, cash equivalents, and short-term investments of $10.1 million.

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

     The successful introduction of an HDTV product to market and securing volume orders from consumer electronics retailers for HDTVs represent a key ingredient to our success. If we achieve significant sales volume of our HDTVs, we will use cash in order to finance the working capital associated with increasing sales. In March 2004, we received our first order from a large, U.S.-based, consumer electronics retailer for the purchase of our HDTVs. In May 2004 we completed an underwritten public offering of 1.5 million shares of our common stock and received proceeds of $12.55 million, net of underwriting discounts and commissions. We believe that the proceeds of the offering will be sufficient to fund our operations and planned expenditures through 2005.

Aggregate Contractual Obligations

     The following table lists our commercial commitments (in thousands):

		Amount of Commitment Expiration Per Period
	Total
Other Commercial Commitments	Amounts	Less than 1			6 Years
(in thousands)	Committed	Year	1-3 Years	4-5 Years	and Over
Facilities leases	$1,326,000	$936,000	$390,000	$—	$—
Guarantee	$398,000	$398,000	$—	$—	$—

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

     We have determined that it is probable that VoiceViewer will be unable to meet its obligations under the loan agreement. Therefore, we have accrued $398,000, which represents our maximum obligation under the guarantee amount. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. We would obtain the VoiceViewer intellectual property if in the future we are required to pay amounts under the guarantee. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.

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

     Pursuant to the Tax Sharing Agreement, we have agreed not to take any action that would cause the spin-off not to qualify under Section 355 of the Internal Revenue Code. We have agreed not to take certain actions for two years following the spin-off, unless we obtain an IRS ruling or an opinion of counsel to the effect that these actions will not affect the tax-free nature of the spin-off. These actions include certain issuances of our stock, a liquidation or merger of our company, and dispositions of assets outside the ordinary course of our business. If any of these transactions were to occur, the spin-off could be deemed to be a taxable distribution to TFS. This would subject TFS to a substantial tax liability. We have agreed to indemnify TFS and its affiliates to the extent that any action we take or fail to take gives rise to a tax incurred by TFS or any of its affiliates with respect to the spin-off. In addition, we have agreed to indemnify TFS for any tax resulting from an acquisition by one or more persons of a 50% or greater interest in the company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

     At March 31, 2004, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We hold no investment securities that would require disclosure of market risk.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report on Form 8-K dated January 6, 2004, furnishing Item 9 Regulation FD disclosure.

Report on Form 8-K dated January 28, 2004, furnishing Item 12 Results of Operations and Financial Condition disclosure.

Report on Form 8-K dated March 24, 2004, furnishing Item 9 Regulation FD disclosure.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRILLIAN CORPORATION

Date: May 14, 2004	By:	/s/ Vincent F. Sollitto Jr.

Vincent F. Sollitto Jr.
President and Chief Executive Officer

	By:	/s/ Wayne A. Pratt

Wayne A. Pratt
Chief Financial Officer, Secretary, and Treasurer