Form 10-Q
period 2004-06-30
BRILLIAN CORP
filed 2004-08-12
CIK 1232229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004

Commission file number 0-50289

Brillian Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	05-0567906

(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

1600 North Desert Drive, Tempe, Arizona	85281

(Address of Principal Executive Offices)	(Zip Code)

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	OUTSTANDING AS OF JULY 31, 2004

Common	6,929,123
Par value $.001 per share

BRILLIAN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRILLIAN CORPORATION

CONDENSED BALANCE SHEETS
 (unaudited)
(in thousands)

	JUNE 30,	DECEMBER 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$16,462	$2,417
Short-term investments	12	12,000
Accounts receivable, net	845	447
Inventories	3,896	2,735
Other current assets	475	828

Total current assets	21,690	18,427
Property, plant and equipment, net	7,056	6,267
Intangibles, net	8,412	8,768
Other investments	6,200	6,331

Total Assets	$43,358	$39,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$831	$457
Accrued compensation	377	84
Accrued liabilities	1,084	676
Deferred revenue	189	21

Total current liabilities	2,481	1,238

Commitments and Contingencies
Stockholders’ Equity:
Common stock	7	5
Additional paid-in capital	57,867	45,708
Deferred compensation	(864)	(1,265)
Accumulated deficit	(16,133)	(5,893)

Total stockholders’ equity	40,877	38,555

Total Liabilities and Stockholders’ Equity	$43,358	$39,793

The accompanying notes are an integral part of these condensed financial statements.

BRILLIAN CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
 (unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net product sales	$1,035	$516	$1,375	$748
Design and engineering services	99	244	237	383

Total net sales	1,134	760	1,612	1,131

Costs and Expenses:
Cost of sales – products	2,586	2,485	4,848	4,478
Cost of sales – design and engineering services	67	201	189	340
Selling, general, and administrative	1,107	1,051	2,193	2,265
Research and development	2,104	1,714	4,558	3,397

	5,864	5,451	11,788	10,480

Operating loss	(4,730)	(4,691)	(10,176)	(9,349)
Other Income (Expense):
Interest, net	64	—	108	—
Realized loss on short-term investment	(41)	—	(41)	—
Loss on investment in start-up company	(131)	—	(131)	—

	(108)	—	(64)	—

Net Loss	$(4,838)	$(4,691)	$(10,240)	$(9,349)

Loss per Common Share:
Basic and diluted	$(0.78)	$(0.88)	$(1.77)	$(1.75)

Weighted Average Number of Common Shares:
Basic and diluted	6,188	5,329	5,784	5,329

The accompanying notes are an integral part of these condensed financial statements.

BRILLIAN CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
 (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(10,240)	$(9,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,730	1,961
Stock compensation	444	—
Deferred revenue	168	(206)
Provision for doubtful accounts	10	(12)
Loss on investment in start-up company	131	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(408)	5
Increase in inventories	(1,161)	(510)
(Increase) decrease in other assets	353	(92)
Increase in accounts payable and accrued liabilities	1,075	243

Net cash used in operating activities	(7,898)	(7,960)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(1,920)	(280)
Proceeds from sale of assets	—	114
Purchase of intangibles	(243)	(322)
Purchase of investments	(79)	—
Proceeds from maturities/sales of short-term investments	12,067	—

Net cash provided by (used in) investing activities.	9,825	(488)

Cash Flows from Financing Activities:
Net transfers from TFS	—	8,448
Proceeds of public stock offering	11,969	—
Issuance of shares related to Employee Stock Purchase Plan	96	—
Stock options exercised	53	—

Net cash provided by financing activities	12,118	8,448

Net increase in cash and cash equivalents	14,045	—
Cash and cash equivalents, beginning of period	2,417	—

Cash and cash equivalents, end of period	$16,462	$—

The accompanying notes are an integral part of these condensed financial statements.

BRILLIAN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A	Organization and Basis of Presentation

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

Historically, we operated as a division of Three-Five Systems, Inc., or TFS. On March 17, 2003, TFS announced that its board of directors had approved a decision to incorporate us as a wholly owned subsidiary of TFS, to transfer our business and assets into this subsidiary, and to distribute the common stock of this subsidiary to its stockholders in a spin-off. We were formed on May 7, 2003 in anticipation of this spin-off. The spin-off was completed on September 15, 2003 as a special dividend to the stockholders of TFS.

On September 1, 2003, we and TFS entered into a Master Separation and Distribution Agreement under which TFS transferred to us substantially all of the assets of, and we assumed substantially all of the corresponding liabilities of, TFS’ microdisplay business. On September 15, 2003, TFS distributed all outstanding shares of Brillian common stock owned by TFS to TFS stockholders as a dividend (the “spin-off”). Each TFS stockholder of record as of September 4, 2003 received one share of our stock for every four shares of TFS common stock owned. In addition, we entered into ancillary agreements that govern various ongoing relationships between us and TFS. In connection with the spin-off, TFS received a ruling from the Internal Revenue Service, or the IRS, that the spin-off would be tax free. In connection with the spin-off, TFS provided initial cash funding in the amount of $20.9 million, net of $1.1 million of spin-off related costs incurred prior to the spin-off.

On May 14, 2004, we completed an underwritten public offering of 1.5 million shares of our common stock at a public offering price of $9.00 per share. We received net proceeds from the offering of approximately $12.0 million.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2004. These financial statements should be read in conjunction with our December 31, 2003 financial statements included in our Annual Report on Form 10-K and the accompanying notes thereto.

The financial statements for periods prior to the spin-off have been prepared using TFS’ historical basis in the assets and liabilities and the historical results of operations of Brillian.

Note B	Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$3,121	$2,473
Work-in-process	387	51
Finished goods	388	211

	$3,896	$2,735

Note C	Property, plant, and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Leasehold improvements	$977	$971
Equipment	15,399	13,495
Furniture	72	62

	16,448	14,528
Less accumulated depreciation	(9,392)	(8,261)

	$7,056	$6,267

Note D	Intangibles:

Intangibles consist of mask works, patents, licenses, and other intangible assets acquired from third parties. Intangibles are recorded at cost and amortized using the straight-line method over the estimated useful lives of the respective assets, which range from two to five years.

Intangible assets consisted of the following at June 30, 2004 (in thousands):

	Acquisition	Accumulated	Book
	Value	Amortization	Value
Amortized Intangible Assets:
Mask works	$5,939	$(2,206)	$3,733
Patents, patents pending, and other intangible assets	3,901	(502)	3,399
Licenses	2,954	(1,674)	1,280

	$12,794	$(4,382)	$8,412

Intangible assets consisted of the following at December 31, 2003 (in thousands):

	Acquisition	Accumulated	Book
	Value	Amortization	Value
Amortized Intangible Assets:
Mask works	$5,839	$(2,206)	$3,633
Patents, patents pending, and other intangible assets	3,758	(198)	3,560
Licenses	2,954	(1,379)	1,575

	$12,551	$(3,783)	$8,768

Intangible asset amortization expense for the six months ended June 30, 2004 was $599,000 compared with $869,000 for the six months ended June 30, 2003. Estimated future annual amortization expense through 2008 and thereafter related to intangible assets reported as of June 30, 2004 is as follows (in thousands):

Fiscal Year	Amount
2004	$598
2005	2,528
2006	2,418
2007	2,014
2008	592
Thereafter	262

$8,412

Note E	Loss per Share

Basic and diluted loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three- and six-month periods ended June 30, 2004. For the three- and six-month periods ended June 30, 2004, the effect of approximately 1.6 million stock options was excluded from the calculation of diluted loss per share as their effect would have been antidilutive and would have decreased the loss per share.

Per share information presented for the three- and six-month periods ended June 30, 2003 was calculated based on the number of shares issued in the spin-off. The calculation of loss per share for this period assumed that the common shares were outstanding for the entire period.

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

Net sales in the near-to-eye market totaled $879,000, or 55% of total net sales, in the six-month period ended June 30, 2004, and $420,000, or 37% of total net sales, in the six-month period ended June 30, 2003. The remaining net sales were in the projection market.

For the three months ended June 30, 2004, sales to TQ Systems, I-O Display Systems, and Zhejiang Jincheng accounted for approximately 38%, 20%, and 17%, respectively, of our net sales. For the three months ended June 30, 2003, sales to Kodak, Kaiser, and Brashear accounted for approximately 23%, 19%, and 7%, respectively, of our net sales.

For the six months ended June 30, 2004, sales to T Q Systems, I-O Display Systems, Kodak, and Zhejiang Jincheng accounted for approximately 28%, 23%, 13%, and 12%, respectively, of our net sales. For the six months ended June 30, 2003, sales to Kodak, Kaiser, and Brashear LP accounted for approximately 18%, 14%, and 14%, respectively, of our net sales.

We also track net sales by geographic location. Net sales by geographic area are determined based upon the location of the end customer. The following sets forth net sales (in thousands) for our geographic areas:

	North
	America	Asia	Europe	Total
Three months ended June 30, 2004
Net sales	$433	$242	$459	$1,134
Three months ended June 30, 2003
Net sales	$477	$120	$163	$760
Six months ended June 30, 2004
Net sales	$747	$349	$516	$1,612
Six months ended June 30, 2003
Net sales	$690	$228	$213	$1,131

Note G	Transactions with TFS

Prior to the spin-off, our costs and expenses included allocations from TFS for centralized legal, accounting, treasury, quality assurance, real estate, information technology, engineering, and other TFS corporate services and infrastructure costs. These allocations were determined on the basis that we and TFS considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us. Allocated costs included in our cost of sales totaled $453,000 and $920,000 for the three and six-month periods ended June 30, 2003. Allocated costs included in selling, general, and administrative expenses totaled $615,000 and $1.3 million for the three and six-month periods ended June 30, 2003. Allocated costs included in our research and development expenses totaled $303,000 and $588,000 for the three and six-month periods ended June 30, 2003. The basis for the amounts allocated to us included the following: legal, accounting, treasury, quality assurance, and other TFS corporate functions, including officers’ salaries, were allocated based on management’s estimation of time devoted to the microdisplay business for these functions; facility costs and information technology services were allocated on the basis of headcount of the microdisplay business, which is most representative of utilization of these resources; and engineering services were allocated to us based on the actual hours of services used. The allocation methodologies utilized represent management’s best estimate of the actual hours utilized by the microdisplay business of TFS.

On the spin-off date, we and TFS entered into a series of agreements to facilitate our separation from TFS. These agreements included certain transitional services, leases, intellectual property transfers, and tax sharing agreements. These agreements require us to pay a negotiated fee. We paid TFS $200,000 and $434,000 for rent and IT management services in the three and six-month periods ended June 30, 2004, and $76,000 and $108,000 for engineering services in the same periods. In addition, we paid $85,000 and $638,000 for engineering and design services related to the development of printed circuit board assemblies and for purchases of these assemblies for our HDTV product during the three and six-month periods ended June 30, 2004.

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

Real Property Sublease Agreement

We and TFS have entered into a Real Property Sublease Agreement under which we lease office and manufacturing space in the TFS headquarters building. The initial term of the sublease expires August 31, 2005, with automatic one-year renewal terms thereafter unless either party elects to terminate the sublease upon notice delivered at least six months prior to the expiration of the then applicable sublease term. The agreement also sets forth certain circumstances under which all or a portion of the sublease may be terminated without penalty. We lease approximately 34,000 square feet of the building from TFS and share certain common areas in the building with TFS. Our fixed monthly rent payable to TFS is approximately $40,000. This amount includes all normal and customary services in connection with the operation and maintenance of the building. This amount, however, does not include water or electrical utilities, which we pay separately based on our use of those items. The sublease also requires that TFS provide us with facilities-related information technology management services, for which we pay a minimum monthly fee of approximately $38,000. The sublease is not assignable by us without the prior written consent of TFS, which consent may be withheld by TFS in its sole discretion.

Note H	Commitments and Contingencies:

In February 2002, we guaranteed up to $500,000 of the debt of VoiceViewer Technology, Inc., a private start-up company developing microdisplay products. This loan guarantee has a five-year term and matures in January 2007. As of June 30, 2004, our maximum liability under this guarantee was $372,000. We have determined that it is probable that VoiceViewer will be unable to meet its obligations under the loan agreement. Accordingly, we have accrued $372,000 for our estimated obligation under this guarantee. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. We would obtain the VoiceViewer intellectual property if in the future we are required to pay amounts under the guarantee. However, we do not believe that it would be possible to realize any significant value from the intellectual property.

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

In addition to the Brillian substitute options granted under the terms of the Master Separation and Distribution Agreement, on September 4, 2003, we granted options to our employees to purchase approximately 526,000 shares of our common stock. Options with respect to approximately 300,000 shares have a vesting period of 32 months, and the remaining options have a vesting period of 50 months. Additionally, on September 4, 2003, we granted approximately 56,000 shares of restricted common stock to employees with a vesting period of one year. As of June 30, 2004, approximately 44,900 shares of this restricted common stock had vested and been issued. On September 4, 2003, the spin-off had not been completed and, therefore, no market had developed for our common stock. For purposes of setting the exercise price of the options granted on that date, fair market value was estimated by our board of directors. Based on the initial trading prices of our common stock, we recorded deferred compensation of approximately $1.5 million related to the stock option and restricted stock grants of September 4, 2003. The total amount of deferred compensation will be expensed over the vesting terms of the options and shares of restricted stock. During the six months ended June 30, 2004, we recorded non-cash compensation expense of $401,000 related to these restricted stock and option grants.

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

Had compensation cost for these plans been determined consistent with SFAS No. 123, our net loss and loss per share for the three- and six-month periods ended June 30 would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(4,838)	$(4,691)	$(10,240)	$(9,349)
Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(306)	—	(537)	—

Pro forma net loss	$(5,144)	$(4,691)	$(10,777)	$(9,349)

Basic and diluted net loss per share:
As reported	$(0.78)	$(0.88)	$(1.77)	$(1.75)
Pro forma	$(0.83)	$(0.88)	$(1.86)	$(1.75)

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

          In addition to manufacturing and selling our own HDTVs, we will continue to seek selective OEM customers for our projection displays. We typically sell three displays and associated electronics for products in the projection market. In the near-to-eye market, we sell either one or two displays and associated electronics. The displays and electronics are sold together as a kit. We also sell optical modules in the near-to-eye market. The selling prices of these products range between $90 and $1,000 per unit.

          Cost of Sales. Our gross margins are influenced by various factors, including manufacturing efficiencies, yields, and absorption issues, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. The manufacturing-related issues have the most significant impact on our gross margins. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure. As a result, we expect it will be difficult to attain significant improvements in gross margin until we can operate at higher production volumes.

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

          We recognize revenue related to design and engineering services depending on the relevant contractual terms. Under fixed-price contracts that contain project milestones, revenue is recognized as milestones are met. For contracts under which revenue is recognized based on milestones, the fair value of milestones completed equals the fair value of work performed. Under a prior fixed price contract under which we are paid based on performance of tasks, we recognize revenue based on the estimated percentage of completion of the entire project as measured by the costs for man hours and materials. Any anticipated losses on fixed price contracts are recorded in the period they are determinable. Revenue related to design and engineering services is recognized based on these methods and is non-refundable.

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

          Long-term assets, such as property, plant, and equipment, and intangibles, are originally recorded at cost. On an on-going basis, we assess these assets to determine if their current recorded value is impaired. When assessing these assets, we consider projected future cash flows to determine if impairment is applicable. These cash flows are evaluated for objectivity by using weighted probability techniques and also comparisons of past performance against projections. We may also identify and consider independent market values of assets that we believe are comparable. If we were to believe that an asset’s value was impaired, we would write down the carrying value of the identified asset and charge the impairment as an expense in the period in which the determination was made.

          Non-marketable equity securities are accounted for at the lower of estimated fair value or historical cost. All of our investments are subject to a periodic impairment review; the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators we use to identify those events and circumstances include the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects; the technological feasibility of the investee’s products and technologies; the general market conditions in the investee’s industry; the investee’s liquidity, debt ratios, and rate at which the investee is using cash; and the valuation of the investee’s most recent financing round. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value. When an investee is not considered viable from a financial or technological point of view, the entire investment would be written down. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation, and the new funding does not appear imminent, it would be presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. During the second quarter of 2004, we recorded a write-down of $131,000 due to an impairment in the value of non-marketable equity securities. This impairment occurred when one of our investee companies obtained equity funding at a valuation lower than our carrying amount.

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

          Prior to the spin-off, our costs and expenses included allocations from TFS for centralized legal, accounting, treasury, quality assurance, real estate, information technology, engineering, and other TFS corporate services and infrastructure costs. These allocations were determined on the basis that we and TFS considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us. Allocated costs included in our cost of sales totaled $453,000 and $920,000 for the three and six-month periods ended June 30, 2003. Allocated costs included in selling, general, and administrative expenses totaled $615,000 and $1.3 million for the three and six-month periods ended June 30, 2003. Allocated costs included in our research and development expenses totaled $303,000 and $588,000 for the three and six-month periods ended June 30, 2003. The basis for the amounts allocated to us included the following: legal, accounting, treasury, quality assurance, and other TFS corporate functions, including officers’ salaries, were allocated based on management’s estimation of time devoted to the microdisplay business for these functions; facility costs and information technology services were allocated on the basis of headcount of the microdisplay business, which is most representative of utilization of these resources; and engineering services were allocated to us based on the actual hours of services used. The allocation methodologies utilized represent management’s best estimate of the actual hours utilized by the microdisplay business of TFS.

          On the spin-off date, we and TFS entered into a series of agreements to facilitate our separation from TFS. These agreements included certain transitional services, leases, intellectual property transfers, and tax sharing agreements. These agreements require us to pay a negotiated fee. We paid TFS $200,000 and $434,000 for rent and IT management services in the three- and six-month periods ended June 30, 2004, and $76,000 and $108,000 for engineering services in the same periods. In addition, we paid $85,000 and $638,000 for engineering and design services related to the development of printed circuit board assemblies and for purchases of these assemblies for our HDTV product during the three- and six-month periods ended June 30, 2004.

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

          Because our business serves new and developing markets, is based on a relatively new technology, and is expected to be significantly influenced by the introduction of new HDTV products, accurately forecasting revenue for a particular future period is difficult. To date, the majority of our product sales to customers have been for their use in designing their end products or for improving their production processes as opposed to volume production lots. Therefore, the amount of revenue recorded in any given period may fluctuate significantly, and predictable revenue trends have not yet developed. While we anticipate that our revenue will increase, there can be no assurances that this will occur or when it will occur. Because a significant amount of our expenses are fixed in nature and we still experience low manufacturing yields, the amount of revenue recognized during the first half of 2004 did not result in a material impact to our cash consumption rate. We do anticipate, however, that as we move into volume production, we will improve our manufacturing yields and more fully absorb our fixed costs, which will result in improved gross margins and results of operations later in 2004 and beyond. However, as we increase our revenue and shift our product mix predominantly to the HDTVs, we will use cash to finance increases in inventory and accounts receivable.

Results of Operations

  Three months ended June 30, 2004 compared to three months ended June 30, 2003

          Net Sales. Net sales increased 49% to $1,134,000 in the second quarter of 2004 from $760,000 in the second quarter of 2003. Product sales increased to $1,035,000 in the second quarter of 2004 from $516,000 in the second quarter of 2003. Design and engineering services revenue decreased to $99,000 in the second quarter of 2004 from $244,000 in the second quarter of 2003.

          Net sales in the near-to-eye market totaled $699,000, or 62% of total net sales, in the second quarter of 2004 and $171,000, or 23% of total net sales, in the second quarter of 2003. The remaining net sales were in the projection market.

          Net sales in North America totaled $433,000, or 38% of total net sales, in the second quarter of 2004 compared with $477,000, or 63% of total net sales, in the second quarter of 2003. Net sales in Asia totaled $242,000, or 21% of total net sales, in the second quarter of 2004 compared with $120,000, or 16% of total net sales, in the second quarter of 2003. Net sales in Europe totaled $459,000, or 41% of net sales, in the second quarter of 2004 compared with $163,000, or 21% of net sales, in the second quarter of 2003.

          Cost of Sales. Cost of sales was $2.7 million, or 234% of net sales, in the second quarter of 2004 compared with $2.7 million, or 353% of net sales, in the second quarter of 2003. The large negative gross margin in each period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure. Cost of sales for design and engineering services decreased to $67,000 in the second quarter of 2004 from $201,000 in the second quarter of 2003.

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

          Selling, General, and Administrative Expense. Selling, general, and administrative expense totaled $1.1 million in the second quarter of 2004, approximately the same as in the second quarter of 2003. Selling, general, and administrative expense for the second quarter of 2003 included expenses of $338,000 associated with our spin-off from TFS. No such expenses were incurred in the second quarter of 2004.

          Research and Development Expense. Research and development expense increased 23% to $2.1 million in the second quarter of 2004 from $1.7 million in the second quarter of 2003. Research and development expense in the second quarter of 2004 includes costs totaling approximately $200,000 associated with the development of our HDTV products.

          Loss on Investment in Start-up Company. During the second quarter of 2004, we recorded a write-down of $131,000 due to an impairment in the value of non-marketable equity securities. This impairment occurred when one of our investee companies obtained equity funding at a valuation lower than our carrying amount. No such loss was recorded in the second quarter of 2003.

          Net Loss. Net loss was $4.8 million in the second quarter of 2004 compared with a net loss of $4.7 million in the second quarter of 2003.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

          Net Sales. Net sales increased 43% to $1.6 million in the first half of 2004 from $1.1 million in the first half of 2003. Product sales increased to $1.4 million in the first half of 2004 from $748,000 in the first half of 2003. Design and engineering services revenue decreased to $237,000 in the first half of 2004 from $383,000 in the first half of 2003.

          Net sales in the near-to-eye market totaled $879,000, or 55% of total net sales, in the first half of 2004 and $420,000, or 37% of total net sales, in the first half of 2003. The remaining net sales were in the projection market.

          Net sales in North America totaled $747,000, or 46% of total net sales, in the first half of 2004 compared with $690,000, or 61% of total net sales, in the first half of 2003. Net sales in Asia totaled $349,000, or 22% of total net sales, in the first half of 2004 compared with $228,000, or 20% of total net sales, in the first half of 2003. Net sales in Europe totaled $516,000, or 32% of net sales, in the first half of 2004 compared with $213,000, or 19% of net sales, in the first half of 2003.

          Cost of Sales. Cost of sales was $5.0 million, or 312% of net sales, in the first half of 2004 compared with $4.8 million, or 426% of net sales, in the first half of 2003. The large negative gross margin in each period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure. Cost of sales for design and engineering services decreased to $189,000 in the first half of 2004 from $340,000 in the first half of 2003.

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

          Selling, General, and Administrative Expense. Selling, general, and administrative expense decreased 3% to $2.2 million in the first half of 2004 from $2.3 million in the first half of 2003. Selling, general, and administrative expense for the first half of 2003 included expenses of $802,000 associated with our spin-off from TFS. No such expenses were incurred in the first half of 2004.

          Research and Development Expense. Research and development expense increased 34% to $4.6 million in the first half of 2004 from $3.4 million in the first half of 2003. Research and development expense in the first half of 2004 includes costs totaling approximately $1.1 million associated with the development of our HDTV products.

          Loss on Investment in Start-up Company. During the first half of 2004, we recorded a write-down of $131,000 due to an impairment in the value of non-marketable equity securities. This impairment occurred when one of our investee companies obtained equity funding at a valuation lower than our carrying amount. No such loss was recorded in the first half of 2003.

          Net Loss. Net loss was $10.2 million in the first half of 2004 compared to a net loss of $9.3 million in the first half of 2003.

Liquidity and Capital Resources

          At June 30, 2004, we had cash, cash equivalents, and short-term investments of $16.5 million compared with $14.4 million at December 31, 2003.

          In the first half of 2004, we used $7.9 million of cash for operating activities compared with $8.0 million in the first half of 2003. Most of the cash outflow in each period related to our losses, since we had little change in our other working capital balances in each period. Our depreciation and amortization expense was $1.7 million in the first half of 2004 and $2.0 million in the first half of 2003. Prior to the spin-off, our entire cash outflow was funded by TFS on an as-needed basis.

          In the first half of 2004, net cash provided by investing activities totaled $9.8 million. During this period, we received proceeds from the sale of short-term investments of $12.1 million. Purchases of property and equipment totaled $1.9 million and purchases of intangibles totaled $243,000 in the first half of 2004.

          During the first half of 2003, net cash used in investing activities totaled $488,000. During the first half of 2003, we used $280,000 for the purchase of property and equipment, received proceeds from the sale of property and equipment of $114,000, and used $322,000 for the purchase of intangibles.

          We have incurred recurring operating losses and negative cash flows since our inception as a division of TFS. Our net loss was $18.7 million, $23.2 million, and $22.3 million in 2003, 2002, and 2001, respectively. At June 30, 2004, we had $19.2 million of working capital, including cash, cash equivalents, and short-term investments of $16.5 million. In May 2004 we completed an underwritten public offering of 1.5 million shares of our common stock and received net proceeds of approximately $12.0 million. We believe that the net proceeds of the offering will be sufficient to fund our operations and planned expenditures through 2005.

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

          The successful introduction of an HDTV product to market and securing volume orders from consumer electronics retailers for HDTVs represent a key ingredient to our success. If we achieve significant sales volume of our HDTVs, we will use cash in order to finance the working capital associated with increasing sales. In April 2004, we received our first order from a large, U.S.-based, consumer electronics retailer for the purchase of our HDTVs.

Aggregate Contractual Obligations

          The following table lists our commercial commitments (in thousands):

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts
(in thousands)	Committed	Less than 1 Year	1-3 Years	4-5 Years	6 Years and Over
Facilities leases	$1,092	$936	$156	$—	$—
Development, maintenance, and minimum royalty agreements	$1,665	$1,245	$310	$110	$—
Guarantee	$372	$372	$—	$—	$—

          We have contractual commitments for property leases for our Tempe headquarters and for our development center in Boulder, Colorado. In addition, we have contractual commitments for development, software maintenance, and minimum royalties related to the development and production of our HDTV products. The guarantee relates to our guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products.

          We have determined that it is probable that VoiceViewer will be unable to meet its obligations under the loan agreement. Therefore, we have accrued $372,000, which represents our maximum obligation under the guarantee amount. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. We would obtain the VoiceViewer intellectual property if in the future we are required to pay amounts under the guarantee. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

          At June 30, 2004, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We hold no investment securities that would require disclosure of market risk.

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

PART II – OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          On May 11, 2004, we completed a public offering of our common stock that was effected through a Registration Statement on Form S-1 (File No. 333-113295) declared effective by the Securities and Exchange Commission on May 10, 2004. We sold a total of 1,500,000 shares of our common stock in this offering, which represented all of the shares of common stock we registered other than 225,000 shares subject to the underwriters’ over-allotment option. The underwriters did not utilize their over-allotment option and the offering has terminated. The shares were sold at a public offering price of $9.00 per share, for an aggregate offering price of $13.5 million. The shares were sold through a syndicate of underwriters managed by Friedman, Billings, Ramsey & Co., Inc.; Adams, Harkness & Hill, Inc.; and C.E. Unterberg, Towbin LLC.

          We paid to the underwriters underwriting discounts and commissions totaling $945,000 in connection with the offering. In addition, we estimate that we incurred additional expenses of approximately $586,000 in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $1,531,000. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $11,969,000. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

          We intend to use the net proceeds of the offering to expand our HDTV business; to expand our sales and marketing efforts; to finance our working capital needs associated with anticipated revenue increases; and for general corporate purposes. Pending these uses, since the time of receipt of the net proceeds, we have invested the net proceeds of this offering in short-term money market and money market equivalent securities. We cannot predict whether the proceeds will be invested to yield a favorable return.

          The amounts that we actually expend for these purposes will vary significantly depending on a number of factors, including future revenue growth and the amount of cash that we generate from operations. As a result, we will retain broad discretion over the allocation of the net proceeds of the offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Our Annual Meeting of Stockholders was held on May 13, 2004. All of the nominees were elected to our Board of Directors as set forth in the Proxy Statement as follows:

Nominees	Votes in Favor	Votes Against
Jack L. Saltich	4,575,855	441,427
Vincent F. Sollitto, Jr.	5,003,449	13,833
David P. Chavoustie	4,850,518	166,764
David N.K. Wang	4,999,313	17,969
John S. Hodgson	5,004,353	12,929

          The ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2004 was also approved as follows:

Votes in Favor	Opposed	Abstain
5,008,299	4,561	4,422

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

10.4 First Amended and Restated Real Property Sublease Agreement

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

Report on Form 8-K dated April 15, 2004, furnishing Item 12 Results of Operations and Financial Condition disclosure.

Report on Form 8-K dated May 18, 2004, furnishing Item 9 Regulation FD disclosure.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRILLIAN CORPORATION

Date: August 12, 2004	By:	/s/ Vincent F. Sollitto Jr.

Vincent F. Sollitto Jr.
President and Chief Executive Officer

	By:	/s/ Wayne A. Pratt

Wayne A. Pratt
Chief Financial Officer, Secretary, and Treasurer

Exhibit Index

10.4 First Amended and Restated Real Property Sublease Agreement

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