Form 10-Q
period 2004-09-30
BRILLIAN CORP
filed 2004-11-15
CIK 1232229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004

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
YES [X] NO  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	OUTSTANDING AS OF OCTOBER 31, 2004

Common	6,941,432
Par value $.001 per share

BRILLIAN CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRILLIAN CORPORATION

CONDENSED BALANCE SHEETS
 (unaudited)
 (in thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$10,016	$2,417
Short-term investments	13	12,000
Accounts receivable, net	709	447
Inventories	4,859	2,735
Other current assets	667	828

Total current assets	16,264	18,427
Property, plant and equipment, net	7,431	6,267
Intangibles, net	8,756	8,768
Other investments	6,200	6,331

Total Assets	$38,651	$39,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,382	$457
Accrued compensation	516	84
Accrued liabilities	761	676
Deferred revenue	129	21

Total current liabilities	3,788	1,238

Commitments and Contingencies

Stockholders’ Equity:
Common stock	7	5
Additional paid-in capital	58,007	45,708
Deferred compensation	(696)	(1,265)
Accumulated deficit	(22,455)	(5,893)

Total stockholders’ equity	34,863	38,555

Total Liabilities and Stockholders’ Equity	$38,651	$39,793

The accompanying notes are an integral part of these condensed financial statements.

BRILLIAN CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
 (unaudited)
 (in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net product sales	$673	$602	$2,048	$1,411
Design and engineering services	60	101	297	423

Total net sales	733	703	2,345	1,834

Costs and Expenses:
Cost of sales – products	4,338	2,279	9,186	6,814
Cost of sales – design and engineering services	31	97	220	380
Selling, general, and administrative	508	1,169	2,701	3,434
Research and development	2,225	1,814	6,783	5,211

	7,102	5,359	18,890	15,839

Operating loss	(6,369)	(4,656)	(16,545)	(14,005)

Other Income (Expense):
Interest, net	47	14	155	14
Realized loss on short-term investment	—	—	(41)	—
Loss on investment in start-up company	—	—	(131)	—

	47	14	(17)	14
Loss before income taxes	(6,322)	(4,642)	(16,562)	(13,991)
Benefit from income taxes	—	160	—	160

Net loss	$(6,322)	$(4,482)	$(16,562)	$(13,831)

Loss per Common Share:
Basic and diluted	$(0.91)	$(0.84)	$(2.69)	$(2.59)

Weighted Average Number of Common Shares:
Basic and diluted	6,931	5,333	6,168	5,333

The accompanying notes are an integral part of these condensed financial statements.

BRILLIAN CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
 (unaudited)
 (in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(16,562)	$(13,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,714	2,683
Stock compensation	600	67
Deferred revenue	108	(263)
Provision for doubtful accounts	10	—
Deferred income taxes	—	(160)
Loss on investment in start-up company	131	—
Changes in assets and liabilities:
Increase in accounts receivable	(272)	(226)
Increase in inventories	(2,124)	(264)
(Increase) decrease in other assets	161	(338)
Increase in accounts payable and accrued liabilities	2,442	243

Net cash used in operating activities	(12,792)	(12,089)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(2,980)	(334)
Proceeds from sale of assets	—	114
Purchase of intangibles	(886)	(337)
Purchase of investments	(79)	—
Proceeds from maturities/sales of short-term investments	12,066	—

Net cash provided by (used in) investing activities.	8,121	(557)

Cash Flows from Financing Activities:
Net transfers from TFS	—	11,317
Cash transfer from TFS at spin-off	—	20,853
Proceeds of public stock offering	11,969	—
Issuance of shares related to Employee Stock Purchase Plan	241	—
Stock options exercised	60	13

Net cash provided by financing activities	12,270	32,183

Net increase in cash and cash equivalents	7,599	19,537
Cash and cash equivalents, beginning of period	2,417	—

Cash and cash equivalents, end of period	$10,016	$19,537

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

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2004. These financial statements should be read in conjunction with our December 31, 2003 financial statements included in our Annual Report on Form 10-K and the accompanying notes thereto.

The financial statements for periods prior to the spin-off have been prepared using TFS’ historical basis in the assets and liabilities and the historical results of operations of Brillian.

Note B Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$3,515	$2,473
Work-in-process	860	51
Finished goods	484	211

	$4,859	$2,735

Note C Property, plant, and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Leasehold improvements	$977	$971
Equipment	16,453	13,495
Furniture	78	62

	17,508	14,528
Less accumulated depreciation	(10,077)	(8,261)

	$7,431	$6,267

Note D Intangibles:

Intangibles consist of mask works, patents, licenses, and other intangible assets acquired from third parties. Intangibles are recorded at cost and amortized using the straight-line method over the estimated useful lives of the respective assets, which range from two to five years.

Intangible assets consisted of the following at September 30, 2004 (in thousands):

	Gross Carrying	Accumulated	Book
	Amount	Amortization	Value
Amortized Intangible Assets:
Mask works	$6,491	$(2,208)	$4,283
Patents, patents pending, and other intangible assets	3,994	(653)	3,341
Licenses	2,954	(1,822)	1,132

	$13,439	$(4,681)	$8,756

Intangible assets consisted of the following at December 31, 2003 (in thousands):

	Gross Carrying	Accumulated	Book
	Amount	Amortization	Value
Amortized Intangible Assets:
Mask works	$5,839	$(2,206)	$3,633
Patents, patents pending, and other intangible assets	3,758	(198)	3,560
Licenses	2,954	(1,379)	1,575

	$12,551	$(3,783)	$8,768

Intangible asset amortization expense for the nine months ended September 30, 2004 was $898,000 compared with $1.0 million for the nine months ended September 30, 2003. Estimated future annual amortization expense through 2008 and thereafter related to intangible assets reported as of September 30, 2004 is as follows (in thousands):

Fiscal Year	Amount
2004	$304
2005	2,714
2006	2,614
2007	2,210
2008	621
Thereafter	293

$8,756

Note E   Loss per Share

Basic and diluted loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three- and nine-month periods ended September 30, 2004. For the three- and nine-month periods ended September 30, 2004, the effect of approximately 1.6 million stock options was excluded from the calculation of diluted loss per share as their effect would have been antidilutive and would have decreased the loss per share.

Per share information presented for the three- and nine-month periods ended September 30, 2003 was calculated based on the number of shares issued in the spin-off. The calculation of loss per share for this period assumed that the common             shares were outstanding for the entire period.

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

Projection device sales for the three-month period ended September 30, 2004 were $526,000, or 72% of sales, while near-to-eye sales were $207,000, or 28% of sales. During the three-month period ended September 30, 2003, projection device sales were $385,000, or 55% of sales, and near-to-eye sales were $318,000, or 45% of sales.

Projection device sales for the nine-month period ended September 30, 2004 were $1.2 million, or 54% of sales, while near-to-eye sales were $1.1 million, or 46% of sales. During the nine-month period ended September 30, 2003, projection device sales were $1.1 million, or 60% of sales, and near-to-eye sales were $738,000, or 40% of sales.

For the three months ended September 30, 2004, sales to Sears, I-O Display Systems, and Zhejiang Jincheng accounted for approximately 32%, 17%, and 16%, respectively, of our net sales. For the three months ended September 30, 2003, sales to Kodak, Kaiser, and Brashear accounted for approximately 23%, 19%, and 7%, respectively, of our net sales.

For the nine months ended September 30, 2004, sales to I-O Display Systems, TQ Systems, Zhejiang Jincheng, Kodak, and Sears accounted for approximately 21%, 19%, 13%, 12%, and 10%, respectively, of our net sales. For the nine months ended September 30, 2003, sales to TQ Systems, Kaiser Electronics, and Brashear LP accounted for approximately 14%, 12%, and 10%, respectively, of our net sales.

We also track net sales by geographic location. Net sales by geographic area are determined based upon the location of the end customer. The following sets forth net sales (in thousands) for our geographic areas:

	North
	America	Asia	Europe	Total
Three months ended September 30, 2004
Net sales	$499	$142	$92	$733
Three months ended September 30, 2003
Net sales	$229	$155	$319	$703
Nine months ended September 30, 2004
Net sales	$1,246	$491	$608	$2,345
Nine months ended September 30, 2003
Net sales	$925	$372	$537	$1,834

Note G  Transactions with TFS

Prior to the spin-off, our costs and expenses included allocations from TFS for centralized legal, accounting, treasury, quality assurance, real estate, information technology, engineering, and other TFS corporate services and infrastructure costs. These allocations were determined on the basis that we and TFS considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us. Allocated costs included in our cost of sales totaled $301,000 and $1.1 million for the three- and nine-month periods ended September 30, 2003. Allocated costs included in selling, general, and administrative expenses totaled $45,000 and $1.5 million for the three- and nine-month periods ended September 30, 2003. Allocated costs included in our research and development expenses totaled $207,000 and $795,000 for the three- and nine-month periods ended September 30, 2003. The basis for the amounts allocated to us included the following: legal, accounting, treasury, quality assurance, and other TFS corporate functions, including officers’ salaries, were allocated based on management’s estimation of time devoted to the microdisplay business for these functions; facility costs and information technology services were allocated on the basis of headcount of the microdisplay business, which is most representative of utilization of these resources; and engineering services were allocated to us based on the actual hours of services used. The allocation methodologies utilized represent management’s best estimate of the actual hours utilized by the microdisplay business of TFS.

On the spin-off date, we and TFS entered into a series of agreements to facilitate our separation from TFS. These agreements included certain transitional services, leases, intellectual property transfers, and tax sharing agreements. These agreements require us to pay a negotiated fee. We paid TFS $225,000 and $659,000 for rent and IT management services in the three- and nine-month periods ended September 30, 2004, and $41,000 and $149,000 for engineering services in the same periods. In addition, we paid $497,000 and $1.1 million for engineering and design services related to the development of printed circuit board assemblies and for purchases of these assemblies for our HDTV product during the three- and nine-month periods ended September 30, 2004.

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

Transition Services Agreement

We and TFS have entered into a Transition Services Agreement under which TFS provides to us certain administrative services that may be necessary to our business. The most significant service that TFS provides to us relates to document control. TFS charges us mutually agreed upon hourly rates for these services. This agreement expired on August 31, 2004.

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

Note H  Commitments and Contingencies:

In February 2002, we guaranteed up to $500,000 of the debt of VoiceViewer Technology, Inc., a private start-up company developing microdisplay products. This loan guarantee has a five-year term and matures in January 2007. VoiceViewer is unable to meet its current obligations under the loan agreement. We and the other guarantors are making payments as they become due. As of September 30, 2004, our maximum liability under this guarantee was $345,000. We have determined that it is probable that VoiceViewer will be unable to meet its future obligations under the loan agreement. Accordingly, we have accrued $345,000 for our estimated obligation under this guarantee. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. We would obtain the VoiceViewer intellectual property if in the future we are required to pay amounts under the guarantee. However, we do not believe that it would be possible to realize any significant value from the intellectual property.

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

In addition to the Brillian substitute options granted under the terms of the Master Separation and Distribution Agreement, on September 4, 2003, we granted options to our employees to purchase approximately 526,000 shares of our common stock. Options with respect to approximately 300,000 shares have a vesting period of 32 months, and the remaining options have a vesting period of 50 months. Additionally, on September 4, 2003, we granted approximately 56,000 shares of restricted common stock to employees with a vesting period of one year. At September 30, 2004, all of this restricted common stock had vested and been issued. On September 4, 2003, the spin-off had not been completed and, therefore, no market had developed for our common stock. For purposes of setting the exercise price of the options granted on that date, fair market value was estimated by our board of directors. Based on the initial trading prices of our common stock, we recorded deferred compensation of approximately $1.5 million related to the stock option and restricted stock grants of September 4, 2003. The total amount of deferred compensation will be expensed over the vesting terms of the options and shares of restricted stock. During the three- and nine-month periods ended September 30, 2004, we recorded non-cash compensation expense of $168,000, and $569,000, respectively, related to these restricted stock and option grants.

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

We have computed compensation cost, for pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method with the following weighted assumptions: risk-free interest rates of 2.99% for all scenarios; expected dividend yields of zero for all scenarios; expected lives of 5.0 years for all scenarios; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 74% for all scenarios. Had compensation cost for these plans been determined consistent with SFAS No. 123, our net loss and loss per share for the three- and nine-month periods ended September 30 would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(6,322)	$(4,482)	$(16,562)	$(13,831)
Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(385)	(52)	(922)	(52)

Pro forma net loss	$(6,707)	$(4,534)	$(17,484)	$(13,883)

Basic and diluted net loss per share:
As reported	$(0.91)	$(0.84)	$(2.69)	$(2.59)
Pro forma	$(0.97)	$(0.85)	$(2.83)	$(2.60)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

     The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2004 and thereafter; the amounts, prices, timing, or terms under which we sell HDTVs; technological innovations; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.

Overview

     We design and develop large-screen, rear-projection, high-definition televisions, or HDTVs, utilizing our proprietary liquid crystal on silicon, or LCoS®, microdisplay technology. We market our HDTVs for sale under the brand names of retailers, including consumer electronics retailers, consumer retail stores, personal computer manufacturers, and high-end audio/video manufacturers. In April 2004, we announced our first customer and orders for our HDTV product, and, in August 2004, we commenced shipments of HDTVs to that customer. During the three months ended September 30, 2004, we recorded revenue from the sale of HDTVs totaling approximately $235,000.

     We have established a virtual manufacturing model utilizing third-party contract manufacturers to produce our HDTVs, which incorporate the LCoS microdisplays that we manufacture. In late August and early September

2004, we were unable to obtain a sufficient quantity of light engines from our supplier, JDS Uniphase, to allow us to meet the required shipments to our customer. As a result, on September 9, 2004, we announced a disruption in HDTV shipments and that JDS Uniphase was working on a plan to re-commence production of light engines in early October. On September 20, 2004, we announced that, as a result of this delay, our customer, Sears, Roebuck, and Company, had terminated its agreement to purchase HDTVs from us. In late October, we were informed by JDS Uniphase that the problems were more significant than had been anticipated and, therefore, they will be unable to start volume production until the second quarter of 2005.

     We also offer a broad line of LCoS microdisplay products and subsystems that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.

     We derive revenue from the sale of our microdisplay products and from providing design and engineering services. For the year ended December 31, 2003, we recorded revenue from product sales of $1.6 million, or 74% of net sales, and revenue from design and engineering services of $565,000, or 26% of net sales. We have never been profitable. In 2003, 2002, and 2001, we had net losses of $18.7 million, $23.2 million, and $22.3 million, respectively.

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

     In addition to designing and developing our own HDTVs, we will continue to seek selective OEM customers for our projection displays. We typically sell three displays and associated electronics for products in the projection market. In the near-to-eye market, we sell either one or two displays and associated electronics. The displays and electronics are sold together as a kit. We also sell optical modules in the near-to-eye market. The selling prices of these products range between $90 and $1,000 per unit.

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

     We recognize revenue related to design and engineering services depending on the relevant contractual terms. Under fixed-price contracts that contain project milestones, revenue is recognized as milestones are met. For contracts under which revenue is recognized based on milestones, the fair value of milestones completed equals the fair value of work performed. Under a prior fixed price contract under which we were paid based on performance of tasks, we recognized revenue based on the estimated percentage of completion of the entire project as measured by the costs for man hours and materials. Any anticipated losses on fixed price contracts are recorded in the period they are determinable. Revenue related to design and engineering services is recognized based on these methods and is non-refundable.

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

     Non-marketable equity securities are accounted for at the lower of estimated fair value or historical cost. All of our investments are subject to a periodic impairment review; the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators we use to identify those events and circumstances include the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects; the technological feasibility of the investee’s products and technologies; the general market conditions in the investee’s industry; the investee’s liquidity, debt ratios, and rate at which the investee is using cash; and the valuation of the investee’s most recent financing round. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value. When an investee is not considered viable from a financial or technological point of view, the entire investment would be written down. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation, and the new funding does not appear imminent, it would be presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. During the second quarter of 2004, we recorded a write-down of $131,000 due to the impairment in the value of non-marketable equity securities. This impairment occurred when one of our investee companies obtained equity funding at a valuation lower than our carrying amount.

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

     Prior to the spin-off, our costs and expenses included allocations from TFS for centralized legal, accounting, treasury, quality assurance, real estate, information technology, engineering, and other TFS corporate services and infrastructure costs. These allocations were determined on the basis that we and TFS considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us. Allocated costs included in our cost of sales totaled $301,000 and $1.1 million for the three- and nine-month periods ended September 30, 2003. Allocated costs included in selling, general, and administrative expenses totaled $45,000 and $1.5 million for the three- and nine-month periods ended September 30, 2003. Allocated costs included in our research and development expenses totaled $207,000 and $795,000 for the three- and nine-month periods ended September 30, 2003. The basis for the amounts allocated to us included the following: legal, accounting, treasury, quality assurance, and other TFS corporate functions, including officers’ salaries, were allocated based on management’s estimation of time devoted to the microdisplay business for these functions; facility costs and information technology services were allocated on the basis of headcount of the microdisplay business, which is most representative of utilization of these resources; and engineering services were allocated to us based on the actual hours of services used. The allocation methodologies utilized represent management’s best estimate of the actual hours utilized by the microdisplay business of TFS.

     On the spin-off date, we and TFS entered into a series of agreements to facilitate our separation from TFS. These agreements included certain transitional services, leases, intellectual property transfers, and tax sharing agreements. These agreements require us to pay a negotiated fee. We paid TFS $225,000 and $659,000 for rent and IT management services in the three- and nine-month periods ended September 30, 2004, and $41,000 and $149,000 for engineering services in the same periods. In addition, we paid $497,000 and $1.1 million for engineering and design services related to the development of printed circuit board assemblies and for purchases of these assemblies for our HDTV product during the three- and nine-month periods ended September 30, 2004.

     Our financial results subsequent to the spin-off may differ materially from those recorded historically. These potential differences are the result of several factors, including the following:

1. actual costs for services needed by our business may differ from amounts historically allocated to us from TFS;

2. certain items, including facilities charges, that were recorded by the TFS combined entity as depreciation are now be recorded as rent expense by us, for which we need to pay cash; and

3. changes in the way we manage our business as a stand-alone entity as opposed to a division may result in different business decisions.

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

     Because our business serves new and developing markets, is based on a relatively new technology, and is expected to be significantly influenced by the introduction of new HDTV products, accurately forecasting revenue for a particular future period is difficult. To date, the majority of our product sales to customers have been for their use in designing their end products or for improving their production processes as opposed to volume production lots. Therefore, the amount of revenue recorded in any given period may fluctuate significantly, and predictable revenue trends have not yet developed. While we anticipate that our revenue will increase, there can be no assurances that this will occur or when it will occur. Because a significant amount of our expenses are fixed in nature and we still experience low manufacturing yields, the amount of revenue recognized during the first nine months of 2004 did not result in a material impact to our cash consumption rate. We do anticipate, however, that as we move into volume production, we will improve our manufacturing yields and more fully absorb our fixed costs, which will result in improved gross margins and results of operations. However, as we increase our revenue and shift our product mix predominantly to the HDTVs, we will use cash to finance increases in inventory and accounts receivable.

Results of Operations

  Three months ended September 30, 2004 compared to three months ended September 30, 2003

     Net Sales. Net sales increased 4% to $733,000 in the third quarter of 2004 from $703,000 in the third quarter of 2003. Product sales increased to $673,000 in the third quarter of 2004 from $602,000 in the third quarter of 2003. Design and engineering services revenue decreased to $60,000 in the third quarter of 2004 from $101,000 in the third quarter of 2003.

     Net sales in the projection market totaled $526,000, or 72% of total net sales, in the third quarter of 2004, compared with $385,000, or 55% of total net sales, in the third quarter of 2003. The remaining net sales were in the near-to-eye market.

     Net sales in North America totaled $499,000, or 68% of total net sales, in the third quarter of 2004 compared with $229,000, or 33% of total net sales, in the third quarter of 2003. Net sales in Asia totaled $142,000, or 19% of total net sales, in the third quarter of 2004 compared with $155,000, or 22% of total net sales, in the third quarter of 2003. Net sales in Europe totaled $92,000, or 13% of total net sales, in the third quarter of 2004 compared with $319,000, or 45% of total net sales, in the third quarter of 2003.

     Cost of Sales. Cost of sales was $4.4 million, or 596% of net sales, in the third quarter of 2004 compared with $2.4 million, or 338% of net sales, in the third quarter of 2003. During the third quarter of 2004, we incurred substantial incremental costs in our efforts to commence production of our HDTVs. These incremental costs included costs for contract assembly, scrap, freight, and increased depreciation. The large negative gross margin in each period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure. Cost of sales for design and engineering services decreased to $31,000 in the third quarter of 2004 from $97,000 in the third quarter of 2003.

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

     Selling, General, and Administrative Expense. Selling, general, and administrative expense totaled $508,000 in the third quarter of 2004 compared with $1.2 million in the third quarter of 2003. Selling, general, and administrative expenses for the third quarter of 2004 were reduced by approximately $300,000 due to the reversal of a bonus accrual. Selling, general, and administrative expense for the third quarter of 2003 included expenses of $699,000 associated with our spin-off from TFS. No such expenses were incurred in the third quarter of 2004.

     Research and Development Expense. Research and development expense increased 23% to $2.2 million in the third quarter of 2004 from $1.8 million in the third quarter of 2003. This increase is the result of increased engineering personnel costs related to the development of our HDTV product.

     Benefit from Income Taxes. During the third quarter of 2003, we recorded a benefit from income taxes of $160,000. When the assets and liabilities were transferred to us from TFS, we recorded a net deferred tax liability of $1.1 million related to differences between the book and tax basis of the assets transferred to us. As we incurred tax losses subsequent to the spin-off, we recorded a benefit from income taxes until we had offset this entire net deferred tax liability. No such benefit was recorded in the third quarter of 2004.

     Net Loss. Net loss was $6.3 million in the third quarter of 2004 compared with a net loss of $4.5 million in the third quarter of 2003.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

     Net Sales. Net sales increased 28% to $2.3 million in the first nine months of 2004 from $1.8 million in the first nine months of 2003. Product sales increased to $2.0 million in the first nine months of 2004 from $1.4 million in the first nine months of 2003. Design and engineering services revenue decreased to $297,000 in the first nine months of 2004 from $423,000 in the first nine months of 2003.

     Net sales in the projection market totaled $1.2 million, or 54% of total net sales, in the first nine months of 2004 compared with $1.1 million, or 60% of total net sales, in the first nine months of 2003. The remaining net sales were in the near-to-eye market.

     Net sales in North America totaled $1.2 million, or 53% of total net sales, in the first nine months of 2004 compared with $925,000, or 51% of total net sales, in the first nine months of 2003. Net sales in Asia totaled $491,000, or 21% of total net sales, in the first nine months of 2004 compared with $372,000, or 20% of total net sales, in the first nine months of 2003. Net sales in Europe totaled $608,000, or 26% of total net sales, in the first nine months of 2004 compared with $537,000, or 29% of total net sales, in the first nine months of 2003.

     Cost of Sales. Cost of sales was $9.4 million, or 400% of net sales, in the first nine months of 2004 compared with $7.2 million, or 392% of net sales, in the first nine months of 2003. The large negative gross margin in each period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure. Cost of sales for design and engineering services decreased to $220,000 in the first nine months of 2004 from $380,000 in the first nine months of 2003.

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

     Selling, General, and Administrative Expense. Selling, general, and administrative expense decreased 21% to $2.7 million in the first nine months of 2004 from $3.4 million in the first nine months of 2003. Selling, general, and administrative expense for the first nine months of 2003 included expenses of $1.5 million associated with our spin-off from TFS. No such expenses were incurred in the first nine months of 2004.

     Research and Development Expense. Research and development expense increased 30% to $6.8 million in the first nine months of 2004 from $5.2 million in the first nine months of 2003. Research and development expense in the first nine months of 2004 includes costs totaling approximately $1.2 million associated with the development of our HDTV products.

     Loss on Investment in Start-up Company. During the first nine months of 2004, we recorded a write-down of $131,000 due to the impairment in the value of non-marketable equity securities. This impairment occurred when one of our investee companies obtained equity funding at a valuation lower than our carrying amount. No such loss was recorded in the first nine months of 2003.

     Benefit from Income Taxes. During the first nine months of 2003, we recorded a benefit from income taxes of $160,000. When the assets and liabilities were transferred to us from TFS, we recorded a net deferred tax liability of $1.1 million related to differences between the book and tax basis of the assets transferred to us. As we incurred tax losses subsequent to the spin-off, we recorded a benefit from income taxes until we had offset this entire net deferred tax liability. No such benefit was recorded in the first nine months of 2004.

     Net Loss. Net loss was $16.6 million in the first nine months of 2004 compared with a net loss of $13.8 million in the first nine months of 2003.

Liquidity and Capital Resources

     At September 30, 2004, we had cash, cash equivalents, and short-term investments of $10.0 million compared with $14.4 million at December 31, 2003.

     In the first nine months of 2004, we used $12.8 million of cash for operating activities compared with $12.1 million in the first nine months of 2003. Most of the cash outflow in each period related to our losses, since we had little change in our other working capital balances in each period. Our depreciation and amortization expense was $2.7 million in the first nine months of 2004 and $2.7 million in the first nine months of 2003. Prior to the spin-off, our entire cash outflow was funded by TFS on an as-needed basis.

     In the first nine months of 2004, net cash provided by investing activities totaled $8.1 million. During this period, we received proceeds from the sale of short-term investments of $12.1 million. Purchases of property and equipment totaled $3.0 million and purchases of intangibles totaled $888,000 in the first nine months of 2004.

     During the first nine months of 2003, net cash used in investing activities totaled $557,000. During the first nine months of 2003, we used $334,000 for the purchase of property and equipment, received proceeds from the sale of property and equipment of $114,000, and used $337,000 for the purchase of intangibles.

     We have incurred recurring operating losses and negative cash flows since our inception as a division of TFS. Our net loss was $18.7 million, $23.2 million, and $22.3 million in 2003, 2002, and 2001, respectively. At September 30, 2004, we had $12.5 million of working capital, including $10.0 million of cash, cash equivalents, and short-term investments.

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

     Because our business serves new and developing markets, is based on a relatively new technology, and is expected to be significantly influenced by the introduction of new HDTV products, accurately forecasting revenue for a particular future period is difficult. To date, the majority of our product sales to customers have been for their use in designing their end products or for improving their production processes as opposed to volume production lots. Therefore, the amount of revenue recorded in any given period may fluctuate significantly, and predictable revenue trends have not yet developed. While we anticipate that our revenue will increase, there can be no assurances that this will occur or when it will occur. Because a significant amount of our expenses are fixed in nature and we still experience low manufacturing yields, the amount of revenue recognized during the first nine months of 2004 did not result in a material impact to our cash consumption rate. We do anticipate, however, that as we move into volume production, we will improve our manufacturing yields and more fully absorb our fixed costs, which will result in improved gross margins and results of operations. However, as we increase our revenue and shift our product mix predominantly to the HDTVs, we will use cash to finance increases in inventory and accounts receivable.

     The successful introduction of an HDTV product to market and securing volume orders from consumer electronics retailers for HDTVs represent a key ingredient to our success. In April 2004, we announced our first customer and orders for our HDTV product, and, in August 2004, we commenced shipments of HDTVs to that customer. During the three months ended September 31, 2004, we recorded revenue from the sale of HDTVs totaling approximately $235,000. In late August and early September 2004, we were unable to obtain a sufficient quantity of light engines from our supplier, JDS Uniphase, to allow us to meet the required shipments to our customer. As a result, on September 9, 2004, we announced a disruption in HDTV shipments and that JDS Uniphase was working on a plan to re-commence production of light engines in early October. On September 20, 2004, we announced that, as a result of this delay, our customer, Sears, Roebuck, and Company, had terminated its agreement to purchase HDTVs from us. In late October, we were informed by JDS Uniphase that the problems were more significant than had been anticipated and, therefore, they will be unable to start volume production until the second quarter of 2005.

     In order for us to continue operating beyond March 31, 2005, it will be necessary for us to reduce substantially our operating losses (through increased sales, reduced expenses, or both) or raise additional funds. We are currently exploring our opportunities to raise additional funds through asset sales, or debt or equity financing. We have no commitments for or understandings regarding any additional funding with any person or firm. We can provide no assurance that we will be able to obtain any necessary financing on satisfactory terms.

     If we are unable to increase our sales or obtain additional financing, the primary cost component that can be reduced in a timely manner is personnel related costs, the majority of which relate to our research and development efforts. If we were to significantly reduce our research and development efforts, our ability to bring our HDTV product to market and to develop new products would be diminished, which would further hamper our ability to achieve profitability.

Aggregate Contractual Obligations

     The following table lists our commercial commitments (in thousands):

	Amount of Commitment Expiration Per Period
	Total
Other Commercial Commitments	Amounts	Less than 1			6 Years
(in thousands)	Committed	Year	1-3 Years	4-5 Years	and Over
Facilities leases	$913	$913	$—	$—	$—
Development, maintenance, and minimum royalty agreements	$1,215	$688	$340	$37	$—
Purchase orders	$5,823	$5,823	$—	$—	$—
Guarantee	$345	$345	$—	$—	$—

     We have contractual commitments for property leases for our Tempe headquarters and for our development center in Boulder, Colorado. In addition, we have contractual commitments for development, software maintenance, and minimum royalties related to the development and production of our HDTV products. We have issued purchase orders to vendors for the purchase of materials totaling approximately $5.8 million. If we are not able to resume production of our HDTVs, much of this material will be in excess of our requirements. In such case, if we are unable to cancel or otherwise restructure these purchase commitments, any materials purchased in excess of our requirements will be written off as excess inventory.

     The guarantee relates to our guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. VoiceViewer is unable to meet its current obligations under the loan agreement. We and the other guarantors are making payments as they become due. We have determined that it is probable that VoiceViewer will be unable to meet its future obligations under the loan agreement. Therefore, we have accrued $345,000, which represents our maximum obligation under the guarantee amount. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. We would obtain the VoiceViewer intellectual property if in the future we are required to pay amounts under the guarantee. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.

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

     We have no debt. In addition, we have no capital lease obligations, other long-term obligations, or any other commercial commitments except as noted above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

     At September 30, 2004, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We hold no investment securities that would require disclosure of market risk.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.10	Amendment No. 1 to the First Amended and Restated Real Property Sublease Agreement between the Registrant and Three-Five Systems, Inc.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRILLIAN CORPORATION
(Registrant)

Date: November 15, 2004	By:	/s/ Vincent F. Sollitto Jr.

Vincent F. Sollitto Jr.
President and Chief Executive Officer

	By:	/s/ Wayne A. Pratt

Wayne A. Pratt
Chief Financial Officer, Secretary, and Treasurer