Form 10-K
period 2004-12-31
BRILLIAN CORP
filed 2005-03-31
CIK 1232229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(g) of the Act:

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
Yes ☑ No ☐

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
Yes ☐ No ☑

     The aggregate market value of Common Stock held by nonaffiliates of the registrant (4,733,267 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq National Market on June 30, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $38,320,787. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

     As of March 24, 2005, there were outstanding 6,985,335 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

     Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

BRILLIAN CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004

Statement Regarding Forward-Looking Information

          The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2005 and thereafter; technological innovations; future products or product development; product development strategies; beliefs regarding product and technology performance; potential acquisitions or strategic alliances; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1, “Business – Risk Factors.”

PART I

Item 1. Business

Introduction

          We design and develop large-screen, rear-projection, high-definition televisions, or HDTVs, utilizing our proprietary liquid crystal on silicon, or LCoS™, microdisplay technology. We market our HDTVs for sale under the brand names of retailers, including high-end audio/video manufacturers, distributors of high-end consumer electronics products, and consumer electronics retailers. We have established a virtual manufacturing model utilizing third-party contract manufacturers to produce our HDTVs, which incorporate the LCoS microdisplays that we manufacture. We also offer a broad line of LCoS microdisplay products and subsystems that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.

          Liquid crystal on silicon microdisplays contain a liquid crystalline material suspended between a glass plate and a silicon backplane. Because integrated circuits form the basis of these displays, liquid crystal on silicon technology permits a very high-resolution, high-performance display. We believe that liquid crystal on silicon microdisplays, particularly our Gen II LCoS microdisplays, provide a superior alternative to existing technologies in the HDTV market. We believe our Gen II LCoS technology provides significant advantages in terms of resolution, brightness, contrast ratio, grayscale performance, and lifetime; particularly in larger screen sizes. Given these advanced capabilities, our HDTVs compete in the premium segment of the large-screen HDTV market.

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

          Our website is located at www.brilliancorp.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as Form 3, Form 4, and Form 5 Reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Section 13(a), 15(d), or 16 under the Securities Exchange Act. These reports are available as soon as reasonably practicable after their electronic filing with the Securities and Exchange Commission.

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

     Rear-Projection Televisions

          The worldwide conversion of media content from analog to digital is a primary growth driver in the television market. This conversion is being mandated in the United States, Europe, and Asia. For example, the U.S. Congress has set a target date of December 31, 2006 for all television transmissions to be digital. Additionally, the U.S. Federal Communications Commission requires that all televisions with screen sizes of 36 inches or larger contain an over-the-air digital tuner by July 1, 2005. CEA Market Research projects that 4.3 million digital televisions were sold in 2003 and 11.0 million will be sold in 2005. The increasing amounts of digital programming broadcast in high definition is driving growth in the HDTV market, including large-screen HDTVs based on microdisplay technologies. The greater than 50” large-screen HDTV market is expected to grow by 37% from 2004 to 2008, with an estimated 2.5 million total units of all microdisplay technologies to be sold in 2008 according to iSuppli/Stanford Resources. We are currently focusing a majority of our resources on penetrating the premium segment of this market.

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

          We believe the only available microdisplay technologies targeting portable near-to-eye applications are high-temperature polysilicon and other transmissive silicon technologies, organic light emitting diode, or OLED, on silicon, and liquid crystal on silicon. An OLED is an electronic device that emits bright light upon the application of an electrical current. We believe that high-temperature polysilicon and other transmissive silicon technologies have been unable to deliver resolutions at or above Super Video Graphics Display (SVGA) (800 pixels by 600 pixels) with acceptable video performance or image quality. Due to their organic nature, OLED based microdisplays suffer from short lifetimes and need to use color filters, which results in a pixelated image. We believe that our LCoS microdisplays provide the best commercially available solution for high-resolution, color, near-to-eye applications.

Strategy

          Our goal is to become a leader in the premium segment of the large-screen HDTV market as well as to become a leading supplier of microdisplays to OEMs for both projection and near-to-eye applications. Key elements of our strategy include the following:

     Develop and Leverage Key Customer Relationships in the HDTV Market

          We seek to develop key customer relationships with leading companies in the HDTV market. We are currently targeting private label retail opportunities with high-end audio/video manufacturers, distributors of high-end consumer electronics products, and consumer electronics retailers. Our strategy also provides our audio/video manufacturer customers with the opportunity to bundle their electronics with our HDTVs into an integrated entertainment system. This bundling of the electronics with the HDTV provides increased sales opportunities for our audio/video manufacturer customers and simplifies the purchase decision for the ultimate consumer. We believe our strategy of targeting multiple sales channels will enable us to increase sales at a faster pace, expand our customer base, and achieve efficiencies of scale. Additionally, we believe that this strategy will allow us to leverage the brand names and marketing resources of our key customers in order to drive increased sales of our products.

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

     Capitalize on Our LCoS Manufacturing Expertise and Increase Our Manufacturing Efficiencies

          We seek to emphasize our extensive manufacturing expertise with respect to our LCoS microdisplays. We utilize our advanced manufacturing line at our Tempe, Arizona facility with its experienced manufacturing team to produce our LCoS microdisplays. We seek to increase our manufacturing efficiencies, yields, and quality to reduce the cost and speed the delivery of our LCoS microdisplays. We stress manufacturing processes and seek to leverage our participation in both the HDTV and near-to-eye markets.

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

Products

     Large-Screen, High-Definition Televisions

          Our initial HDTV product is an HDTV monitor with a screen size of 65 inches. This television is designed to compete in the premium segment of the large-screen HDTV market. This product has an on -screen contrast ratio up to 2000:1 and has a 16:9 aspect ratio. It has a resolution of 720p (also known as HDTV1) utilizing our BR768 microdisplay.

          We are currently developing HDTVs that will integrate a television tuner compliant with Advanced Television Systems Committee (ATSC) standards with our HDTV monitor product, and anticipate initial shipments of this product to occur during the second quarter of 2005. We also have under development an integrated television product with a resolution of 1080p (also known as HDTV2) and anticipate initial shipments of this product to occur during the second quarter of 2005. We are also currently evaluating, and anticipate developing, new platforms with different screen sizes or modifications in overall dimensions, from our initial HDTV product.

     Microdisplay Product Line

          We offer a broad line of LCoS microdisplay products and subsystems that OEMs can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications. Our microdisplay products include a line of LCoS display imagers and associated application specific integrated circuits, or ASICs, that provide driver, controller, and converter functions that operate the imager. An ASIC is a semiconductor designed for a specific application. Our imager products have resolutions and sizes designed for specific market segment applications. The following table sets forth certain information regarding our currently available imagers and our BR1920 and BR1080 imagers currently in development.

Model Number	Resolution	Applications
BR768	HDTV1 (720p) (720 pixels x 1280 pixels)	Rear-projection HDTV
BR1080	HDTV2 (1080i) (1080 pixels by 1920 pixels) and Wide Ultra Extended Graphics Array (WUXGA) (1920 pixels x 1200 pixels)	Rear-projection HDTV and other high-performance video applications
BR1920	HDTV2 (1080i) (1080 pixels by 1920 pixels) and Wide Ultra Extended Graphics Array (WUXGA) (1920 pixels x 1200 pixels)	Rear-projection HDTV and other high-performance video applications
BR1280	Super Extended Graphics Array (SXGA) (1280 pixels x 1024 pixels)	Specialty rear-projection monitors, front projectors, and photo printers
Z86D-3	SVGA (800 pixels x 600 pixels)	Near-to-eye

          We have provided prototypes of our BR1920 and BR1080 imagers to potential customers for evaluation. Our product line also includes optical modules for near-to-eye applications. Optical modules include illumination, prisms, color separators and combiners, and lenses to provide complete display products. Our offerings also include development kits, schematic plans, and specifications, or reference designs, in order to accelerate time to market for our OEM customers.

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

          Our near-to-eye products typically are mounted in a headset and provide image magnification. The magnified image appears to the user with the clarity, size, and resolution of a computer monitor. These products also are compact, lightweight, and highly energy efficient. With high resolution and small size, we believe LCoS microdisplays offer unique advantages for these wearable and portable products. Products based on LCoS microdisplays have long lifetimes, can be made lightweight with low power requirements, and display sharp, bright images. Our LCoS microdisplays also withstand wide ambient temperature ranges, a feature that is important for industrial and portable applications. In addition, our associated ASICs enable fast rendering of images, an important attribute for viewing full-motion video.

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

Sales and Marketing

          We are marketing our HDTVs to various OEMs and distributors for sale to their customers. These customers include high-end audio/video manufacturers, as well as distributors of high-end consumer electronics products, and consumer electronics retailers. Our sales and marketing strategy is designed to enable consumer electronics resellers and consumer retail stores to address the premium portion of the HDTV market. Our strategy with high-end audio/video manufacturers is also designed to enable those manufacturers to bundle their electronics with our HDTVs into an integrated entertainment system. We initially plan to sell our HDTV products in the United States. We expect to capitalize on opportunities in the Asian market through strategic alliances and in the European market either directly or through strategic alliances.

          We market our LCoS microdisplays to OEMs through a direct technical sales force, and through distributors. A staff of in-house engineering personnel directs and aids all sales personnel. Our approach is to become a critical partner to our OEM customers rather than simply a component supplier by playing an integral role in the design and development of their products. Potential customers welcome our technological expertise and broad industry relationships because they do not always have the core competencies and relationships necessary to develop and commercialize products incorporating microdisplays.

          Sales in Asia and Europe represented approximately 45% of our net sales in 2004, approximately 44% of our net sales in 2003, and approximately 33% of our net sales in 2002.

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

          We also have announced design relationships with Baranti and Holoeye.

          OEM customers in the projection market include SEOS, Kaiser Electronics, and Zhejiang. SEOS introduced a specialty rear-projection monitor for flight simulators with a 40,000:1 contrast ratio. Kaiser Electronics has announced the use of our microdisplays in its Joint Strike Force fighter and commercial aviation cockpit displays. Zhejiang utilizes our microdisplays in its consumer photo printers.

          For the year ended December 31, 2004, sales to I-O Display, TQ Systems, Inc., Eastman Kodak and Zhejiang Jincheng accounted for approximately 19%, 18%, 15%, and 13%, respectively, of our revenue. For the year ended December 31, 2003, sales to TQ Systems, Inc., Eastman Kodak, and Brashear accounted for approximately 14%, 14%, and 12%, respectively, of our revenue. No other customer accounted for more than 10% of our revenue during those periods. Sales to Kodak resulted from our providing advanced product development services for microdisplay imagers under a $500,000 contract that extended through December 31, 2004. Sales to Brashear resulted from providing advanced development services for microdisplay imagers under a $599,000 contract that extended through November 30, 2003 and the sale of microdisplays and ASIC products on a purchase order basis. We anticipate that our initial HDTV sales will be to a limited number of customers.

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

Manufacturing

          We utilize an advanced manufacturing line in our Tempe facility to manufacture and test our LCoS microdisplay imagers. The manufacturing facility is fully equipped in all areas of manufacturing, including front-end, back-end, packaging, and test. The front-end processes are conducted in side-by-side Class 100 and Class 1000 clean rooms. Back-end manufacturing, packaging, and test procedures are all conducted in a Class 1000 clean room. We have an extensive quality control program and maintain quality systems and processes that meet or exceed the demanding standards set by many leading OEMs in our targeted industries. We have received ISO 9001:2000 certification of our manufacturing facility and corporate headquarters in Tempe, Arizona. We base our quality control program upon statistical process control, which advocates continual quantitative measurements of crucial parameters and uses those measurements in a closed-loop feedback system to control the manufacturing process. We perform product life testing to help ensure long-term product reliability. We analyze results of product life tests and take actions to refine the manufacturing process or enhance the product design.

          We employ a virtual manufacturing model through third-party relationships for our HDTV products. After production and testing, we ultimately plan to ship our LCoS imagers to a light engine manufacturer, which will combine our LCoS imagers with a lamp and an optical core or prism set to complete the light engine. Currently, we are manufacturing light engines ourselves. Separately, one of our contractors assembles a printed circuit board, or PCB, which contains the necessary electronics and color management systems. The light engine, the PCB, a screen, a case, and other necessary components are then shipped to our assembler for final assembly into an HDTV. In 2004 we invested $2.1 million for equipment and tooling to produce HDTV products.

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

Suppliers

          In our HDTV products, we manufacture and supply the LCoS microdisplay, which utilizes a silicon backplane manufactured for us by SMIC. We currently also are producing a light engine designed by JDS Uniphase Corporation, which consists of a lamp from OSRAM, an optical core or prism set, a projection lens, and our LCoS microdisplays, but plan to outsource the light engine in the future. We then contract for the assembly of the following components: a printed circuit board assembled by TFS containing a video processing integrated circuit from Pixelworks; a screen from Toppan; and a case designed by IDEO. Suntron Corporation performs the final assembly of our HDTVs. The remote control is manufactured for us by SMK.

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

          Research and development expenses were $8.7 million, $7.4 million, and $8.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Intellectual Property

          We rely on a variety of intellectual property methods, including patents, trade secrets, trademarks, confidentiality agreements, licensing agreements, and other forms of contractual provisions, to protect and advance our intellectual property. We have developed and patented a full suite of intellectual property for the microdisplay market. We hold patents in various technological arenas, including display technologies, optical system illumination technologies, and display drive electronics, and we own fully functioning reference designs. In total, we hold 51 issued U.S. patents, we have 45 U.S. patents pending, and we hold exclusive licenses for 12 U.S. patents. Of our issued U.S. patents, several have been issued as patents in foreign jurisdictions, and 22 more are pending abroad. Our patents are system and design patents relating to the production of our imagers, ASICs, optical modules, and light engines and extend from the year 2012 to the year 2023. The patents enhance our ability to protect our unique technical developments.

          We also have a non-exclusive, royalty bearing license agreement with JDS Uniphase Corporation. The agreement licenses to us certain proprietary technology and know-how related to the production of light engines.

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

          For microdisplays used in third-party televisions, we believe that Texas Instruments, JVC, Hitachi, Aurora Systems, SpatiaLight, Epson, and Sony constitute our principal competitors. Texas Instruments has developed a digital micromirror device, which is referred to as DLP, which competes with our LCoS technology. JVC, Hitachi, eLCOS, UMO, Aurora, and SpatiaLight are developing or producing liquid crystal on silicon microdisplays that compete with our LCoS microdisplays based on their own technology. The market participation of these companies is expected to spur the market penetration of liquid crystal on silicon microdisplays. We believe that our proprietary Gen II LCoS products provide superior performance to the liquid crystal on silicon technologies produced by our competitors.

          We believe that eMagin, Epson, and Sony constitute our principal competitors for microdisplays used in near-to-eye products. eMagin manufactures a product using OLED on Silicon, while Epson and Sony manufacture transmissive high-temperature polysilicon microdisplays, which is a type of microdisplay that can be used in some of the same applications as liquid crystal on silicon microdisplays. Numerous other established and start-up companies are also pursuing similar and related technologies that may compete with our LCoS technology.

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

Technology Purchases and Strategic Investments

          In August 1997, we entered into a strategic alliance with National Semiconductor Corporation for the development of LCoS microdisplay products and, in July 1999, we purchased certain assets and licensed silicon technologies from National Semiconductor relating to LCoS microdisplays. In August 1999, we licensed certain technology of S-Vision Corporation, a former microdisplay competitor that had recently ceased operations. In the second quarter of 2002, we purchased all of the intellectual property of Inviso, a privately held company with numerous patents and proprietary technology related to microdisplay development that had recently ceased operations.

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

          In July 2002, we invested $5.0 million plus $81,000 in legal fees in ColorLink, Inc., a worldwide leader in the development and manufacture of color management technologies for microdisplays. ColorLink’s products consist of color management components and system architectures that are critical for digital projection systems that use high-resolution microdisplays. Those projection systems include color monitors, high-definition televisions, and multimedia projectors. We sold this investment to JDS Uniphase in the 4th quarter of 2004 for $5.1 million.

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

Backlog

          As of December 31, 2004, we had a back log of orders of approximately $1.5 million. The backlog of orders as of December 31, 2003 and December 31, 2002 was approximately $111,000 and $554,000, respectively. Our backlog consists of orders for which purchase orders have been received and which are scheduled for shipment within six months. Most orders are subject to rescheduling or cancellation with limited penalties. Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not be indicative of sales for any succeeding period.

Employees

          At December 31, 2004, we employed a total of 108 persons. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

          Competition for qualified personnel in our industry is very competitive, particularly for engineering and other technical personnel. Our success depends in part on our continued ability to attract, hire, and retain qualified personnel.

Executive Officers

          The following table sets forth certain information regarding our executive officers and key employees:

Name	Age	Position

Vincent F. Sollitto, Jr	57	President, Chief Executive Officer, and Director
Robert L. Melcher	65	Chief Technology Officer
Wayne A. Pratt	43	Vice President, Chief Financial Officer, Secretary, and Treasurer
William T. Fox	48	Senior Vice President of Sales
Hope S. Frank	45	Vice President of Marketing and Communications
Rajan N. Kapur	52	Vice President of Development
Henning C. Stauss	48	Vice President of Manufacturing
Rainer L. Kuhn	44	Vice President of Sales and Product Marketing

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

          William T. Fox has been our Senior Vice President of Sales since December 2004. Prior to joining our company Mr. Fox most recently was Senior Vice President and Group General Manager of the A/V Sales Group for Sharp Electronics. Prior to that, Mr. Fox spent 23 years at Sony electronics Inc., where he held a number of executive sales and marketing positions, including serving as Senior Vice President, Consumer Systems & Applications, overseeing marketing for the Home Entertainment Products Division, and heading sales for both the Eastern and Western regions of the United States.

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

          Rajan N. Kapur has been our Vice President of Development since November 2003. Prior to that, from our formation until November 2003, Dr. Kapur served as our Senior Director of Personal Display Systems. Dr. Kapur served as Senior Director of TFS from January 2002 until our spin-off from TFS. Prior to joining TFS, Dr. Kapur served as Vice President-Engineering for Zight Corporation from February 2000 to November 2001 with principal responsibilities for developing display backplanes, interface ASICs, evaluation kits, and reference designs for binocular and monocular applications. Dr. Kapur served as Director of Engineering for Cirrus Logic with which he was employed from August 1985 to March 1998. He was a member of the Technical Staff of AT&T Bell Labs from March 1982 to July 1985.

          Henning C. Stauss has been our Vice President of Manufacturing since November 2003. Prior to that, from our formation until November 2003, Mr. Stauss served as our Senior Director of Operations. Mr. Stauss served as Senior Director-LCoS Operations of TFS from January 2001 until our spin-off from TFS, where he led the LCoS Manufacturing and Process Engineering departments and created the wafer scale manufacturing line by using well-known semiconductor manufacturing equipment and blending them with LCD processes for making LCoS devices. Mr. Stauss joined TFS as Director of LCD Manufacturing in August 1997. Prior to joining TFS, Mr. Stauss was leading the product development and pilot production of Optrex in Germany, a major manufacturer of LCD’s for automotive and telecommunication applications.

          Rainer L. Kuhn has been our Vice President of Sales and Product Marketing since our formation. Mr. Kuhn served as the Senior Director of Sales and Marketing of TFS from February 2003 until our spin-off from TFS and as Senior Director of Sales-Personal Display Systems from January 2002 until February 2003. Prior to joining TFS, Mr. Kuhn was Director of Marketing, Product Management, and Business Development for Zight Corporation from February 1998 to November 2001. Mr. Kuhn held various management positions with Lexmark International from March 1997 to February 1998 and various marketing and sales positions with Siemens Corp. from June 1987 to March 1997.

          There are no family relationships among any of our directors, officers, or key employees. We consider Mr. Sollitto, Dr. Melcher, Mr. Pratt, and Mr. Fox to be our executive officers and the other individuals to be key employees.

RISK FACTORS

          You should carefully consider the following risk factors, in addition to those discussed elsewhere in the report, in evaluating our company and our business.

Risks Related to Our Business

We have never achieved profitability on a quarterly or annual basis and have a substantial accumulated deficit.

          We have never achieved profitability on a quarterly or annual basis. We incurred net losses of $32.9 million in 2004, $18.7 million in 2003, and $23.2 million in 2002. We cannot assure you that we will ever achieve or maintain profitability. At December 31, 2004, we had an accumulated deficit of approximately $38.7 million.

We require additional funds to support our operations.

          To support our operations, we will be required to reduce our expenses significantly or to raise additional funds through an offering of debt or equity securities. There can be no assurances that we will be able to raise additional funds at all or the terms on which we will be able to raise additional funds. At March 24, we had approximately $3 million of cash and are continuing to incur losses.

We have received a qualified report from our independent auditor.

          The report by the independent auditor of our company on our financial statements states that the financial statements have been prepared assuming that we will continue as a going concern. The report indicates that our recurring losses from operations and stockholders’ capital deficiency raise substantial doubt about our ability to continue as a going concern.

We may be delisted from the Nasdaq National Market.

          Our common stock is listed for quotation on the Nasdaq National Market. To continue trading on the Nasdaq National Market, we must meet Nasdaq’s listing maintenance standards. If we are unable to continue to meet Nasdaq’s listing maintenance standards, our common stock could be delisted from the Nasdaq National Market. If our common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market, the American Stock Exchange, or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the Nasdaq SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from the Nasdaq National Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from the Nasdaq National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, we may be subject to “penny stock rules,” which may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market.

We have not reached definitive agreements with any retailers to sell our HDTVs, and we do not have long-term purchase commitments from OEM customers for our home theater or near-to-eye microdisplay products.

          We have not reached definitive agreements with any retailers to sell our HDTVs. The inability to secure retailers to sell our HDTVs would substantially impede our revenue growth and could require us to write off substantial investments that we have made in this aspect of our business. We anticipate that our initial HDTV sales will be to a limited number of customers. As a result, we will face the risks inherent in relying on a concentration of customers. Any material delay, cancellation, or reduction of orders by one of these customers would adversely affect our operating results.

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

          We also depend on TFS for printed circuit board assembly and on Suntron Corporation for assembly, production, and project management services. The failure or unwillingness of TFS or Suntron to continue to provide such services to us would adversely affect our operations.

          Materials and components for some of our major programs may not be available in sufficient quantities to satisfy our needs because of shortages of these materials and components. Any supply interruption or shortages may result in lost sales opportunities.

We do not sell any products to end users and depend on the market acceptance of the products of our customers.

          We do not sell any products to end users. Instead, we design and develop HDTVs for sale by retailers under their own brand names, and we sell microdisplay products that our OEM customers incorporate into their products. As a result, our success depends on the ability of our retailer customers to sell our HDTVs and the widespread market acceptance of our OEM customers’ products. Any significant slowdown in the demand for our customers’ products would adversely affect our business.

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

          Our Arizona facility and its high-volume LCoS microdisplay manufacturing line are critical to our success. We currently produce all of our LCoS microdisplays on this dedicated line. We currently are also producing our light engines at the facility. This facility also houses our principal research, development, engineering, design, and managerial operations. Any event that causes a disruption of the operation of this facility for even a relatively short period of time would adversely affect our ability to produce our LCoS microdisplays and to provide technical and manufacturing support for our customers.

We have experienced low manufacturing yields in commencing production of LCoS microdisplays, and we must achieve satisfactory manufacturing yields.

          The design and manufacture of microdisplays are new and highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. As a result of these factors, we have experienced low manufacturing yields in producing LCoS microdisplays. These issues could continue, and we may continue to encounter lower than desired manufacturing yields as we manufacture LCoS microdisplays in higher volumes, which could result in the delay of the ramp-up to high-volume LCoS manufacturing production. Continued lower than expected manufacturing yields could significantly and adversely affect our operating margins.

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

     The nature of our business requires us to make significant capital expenditures and investments. We may be required to make additional investments and capital expenditures in the future to maintain or enhance our ability to offer technologically advanced products.

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

     From time to time, we may seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand our design and production facilities and equipment or to finance working capital requirements. We cannot predict the timing or amount of any such capital requirements at this time. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing stockholders. We have agreed with TFS not to issue common stock if such issuance could result in the imposition of a tax under Section 355(e) of the Internal Revenue Code unless we receive an opinion of counsel that Section 355(e) would not apply to such issuance because it was not part of a plan at the time of the spin-off.

If we choose to manufacture or sell in the European and Asian markets, we may encounter challenges.

     Any efforts to manufacture or sell in the European and Asian markets may create a number of challenges. We and our contract manufacturers and assemblers purchase certain materials from international sources, and in the future we may decide to move certain manufacturing functions to, or establish additional manufacturing functions in, international locations. Purchasing, manufacturing, and selling products internationally expose us to various economic, political, and other risks, including the following:

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

We must effectively manage our growth.

     The failure to manage our growth effectively could adversely affect our operations. Our ability to manage our planned growth effectively will require us to:

•	enhance our operational, financial, and management systems;

•	expand our facilities and equipment; and

•	successfully hire, train, and motivate additional employees, including the technical personnel necessary to operate our production facility in Tempe, Arizona.

We incur increased costs as a result of being a public company.

     As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a division of TFS. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and Nasdaq, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

     We have a limited operating history as an independent company. Our business historically relied on TFS for various financial, managerial, and administrative services and was able to benefit from the earnings, assets, and cash flows of TFS’ other businesses. TFS is no longer obligated to provide assistance or services to us, except as described in the Master Separation and Distribution Agreement, the Transition Services Agreement, and the other agreements entered into between the companies, which are described under “Relationship With TFS.”

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

     Before the spin-off, our capital needs were satisfied by TFS. However, TFS no longer provides any funds to finance our working capital or other cash requirements and does not guarantee our financial or other obligations. It will be necessary for us to reduce substantially our operating losses (through either increased sales, reduced expenses, or both) or to raise additional funds. We cannot assure you that we will be able to increase our sales or raise necessary funds on terms satisfactory to us.

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

Risks Related to Securities Markets

The market price for our common stock may be volatile, and many factors could cause the market price of our common stock to fall.

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

Item 2. Properties

     We occupy approximately 55,780 square feet in a facility in Tempe, Arizona, which houses our manufacturing operations and research, development, engineering, design, and corporate functions. We sublease this facility from TFS under an agreement that extends through December 16, 2009, subject to automatic one-year renewals cancellable by either TFS or us upon written notice delivered at least six months prior to such renewal. TFS occupies office space in a separate part of the Tempe facility, and we share certain common areas of the facility with TFS.

     We lease approximately 8,675 square feet of space in Boulder, Colorado.

Item 3. Legal Proceedings

     We currently are not involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock has been traded on the Nasdaq National Market under the symbol “BRLC” since September 16, 2003. The following table sets forth the high and low sale prices of our common stock for each calendar quarter indicated as reported on the Nasdaq National Market.

	High	Low
2003
Third quarter	$10.25	$8.20
Fourth quarter	$10.25	$7.70

2004
First quarter	$12.40	$7.41
Second quarter	$11.55	$7.25
Third quarter	$9.10	$3.88
Fourth quarter	$4.59	$1.49

2005
First quarter (through March 24, 2005)	$3.57	$1.69

     On March 24, 2005, the last reported sale price of our common stock was $1.94 per share. On March 25, 2005, there were approximately 486 record holders and approximately 9,988 beneficial owners of our common stock.

Item 6. Selected Financial Data

     The following table contains selected financial information and is supplemented by the more detailed financial statements and notes thereto included elsewhere in this report. The statement of operations data for the fiscal years ended December 31, 2004, December 31, 2003, and December 31, 2002 and the balance sheet data as of December 31, 2004, and December 31, 2003 have been derived from our financial statements, which statements have been audited by Deloitte & Touche LLP, independent registered public accounting firm, and are included elsewhere in this report. The statement of operations data for the fiscal year ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 have been derived from our financial statements, which have been audited by Deloitte & Touche LLP, independent registered public accounting firm, and are not included elsewhere in this report. The balance sheet data as of December 31, 2000 has been derived from information that has not been audited.

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

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$2,688	$2,194	$1,439	$1,936	$1,105

Costs and expenses:
Cost of sales	13,047	9,829	12,869	12,280	3,509
Selling, general, and administrative	3,671	4,890	3,333	2,760	2,047
Research and development	8,671	7,367	8,430	5,339	5,023
Impairment charge	10,233	—	—	—	—

Operating loss	(32,934)	(19,892)	(23,193)	(18,443)	(9,474)
Investment income, net	149	57	—	—	—
Loss on investment in start-up company	(112)	—	—	(3,820)	—
Benefit from income taxes	—	1,091	—	—	—

Net loss	$(32,897)	$(18,744)	$(23,193)	$(22,263)	$(9,474)

Loss per share(1)	$(5.17)	$(3.51)	$(4.35)	$(4.18)	$(1.78)

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$8,195	$2,417	$—	$—	$—
Short-term investments	13	12,000	—	—	—
Total assets	21,516	39,793	27,535	18,373	14,750
Total stockholders’ equity	$18,608	$38,555	$25,919	$15,214	$13,066

(1)	Loss per share for the years ended December 31, 2004 and December 31, 2003 is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Loss per share for all prior periods is calculated based on the number of shares of common stock issued in the spin-off and assumes that these shares were outstanding for the entire period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     We design and develop large-screen, rear-projection, high-definition televisions, or HDTVs, utilizing our proprietary liquid crystal on silicon, or LCoS™, microdisplay technology. We market our HDTVs for sale under the brand names of retailers, including high-end audio/video manufacturers, distributors of high-end consumer electronics products, and consumer electronics retailers. We have established a virtual manufacturing model utilizing third-party contract manufacturers to produce our HDTVs, which incorporate the LCoS microdisplays that we manufacture. We also offer a broad line of LCoS microdisplay products and subsystems that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.

     We derive revenue from the sale of our microdisplay products and from providing design and engineering services. During 2004, we recorded revenue from product sales of $2.3 million, or 84% of net sales, and revenue from design and engineering services of $426,000, or 16% of net sales. We have never been profitable. In 2004, 2003, and 2002, we had net losses of $32.9 million, $18.7 million, and $23.2 million, respectively.

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

     We share occupancy with TFS in a building in Tempe, Arizona. We manufacture all of our LCoS microdisplays on our high-volume liquid crystal on silicon manufacturing line in that Tempe facility, where we also maintain our corporate headquarters. In addition, we conduct all testing and assembly of LCoS modules and conduct research and development activities in Tempe. We also operate a facility in Boulder, Colorado. In Boulder, we conduct sales and marketing activities and research and development activities.

     Net Sales. Our sales result from both design and engineering services and product sales. Until early 2002, substantially all of our sales were for use in projection-based applications. After the purchase of certain assets in early 2002, however, we became equally focused on the near-to-eye market. In the fourth quarter of 2003, we announced our intention to design, develop, and sell a complete HDTV product based on our Gen II LCoS microdisplay. Since this announcement, most of our efforts have been focused on the design of this product and the establishment of a supply chain to source the components that we do not manufacture. We currently anticipate that sales of our HDTVs will comprise the majority of our total sales in future periods.

     In addition to designing, developing, and selling our own HDTVs, we will continue to seek selective OEM customers for our projection displays. We typically sell three displays and associated electronics for products in the projection market. In the near-to-eye market, we sell either one or two displays and associated electronics. The displays and electronics are sold together as a kit. We also sell optical modules in the near-to-eye market. The selling prices of these products range from between $90 and $1,000 per unit.

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

     Selling, General, and Administrative Expense. Selling, general, and administrative expense consists principally of administrative and selling costs; salaries, commissions, and benefits to personnel; and related facilities costs. We make substantially all of our microdisplay sales directly to OEMs through a very small sales force that consists primarily of direct technical sales persons. Therefore, there is no material cost of distribution in our selling, general, and administrative expense.

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

     We recognize revenue related to design and engineering services depending on the relevant contractual terms. Under fixed-price contracts that contain project milestones, revenue is recognized as milestones are met. Under contracts where revenue is recognized based on milestones, the fair value of milestones completed equals the fair value of work performed. Under a fixed price contract whereby we were paid based on performance of tasks, we recognized revenue based on the estimated percentage of completion of the entire project as measured by the costs for man hours and materials incurred to date compared to the total estimated costs for man hours and materials. Any anticipated losses on fixed price contracts are recorded in the period they are determinable. All major design and engineering services projects for customers were complete at December 31, 2004, and such work is expected to be minimal in the future.

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

     Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including our past and projected operating results, the character and jurisdiction of such operating results, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Deferred tax assets resulting from net operating losses and tax credits generated by our pre-spin-off operations were retained by TFS in accordance with applicable tax law. In the near term, we do not expect to accrue for a tax benefit on any losses that we incur.

     Long-term assets, such as property, plant, and equipment, intangibles, and other investments, are originally recorded at cost. On an on-going basis, we assess these assets to determine if their current recorded value is impaired. When assessing these assets, we consider projected future cash flows to determine if impairment is applicable. These cash flows are evaluated for objectivity by using weighted probability techniques and also comparisons of past performance against projections. We may also identify and consider independent market values of assets that we believe are comparable. If we were to believe that an asset’s value was impaired, we would write down the carrying value of the identified asset and charge the impairment as an expense in the period in which the determination was made. During the fourth quarter of 2004, we recorded an impairment charge of $10.2 million related to long-lived assets in accordance with this policy.

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

     The financial information included herein for periods prior to the spin-off is not necessarily indicative of our future financial position, results of operations, or cash flows nor is it necessarily indicative of what the financial position, results of operations, and cash flows would have been had we operated as a stand-alone public entity during the periods covered.

     Our costs and expenses prior to our spin-off from TFS include allocations from TFS for centralized legal, accounting, treasury, quality assurance, real estate, information technology, engineering, and other TFS corporate services and infrastructure costs. These allocations have been determined on the basis that we and TFS considered to be reasonable reflections of the utilization of services provided to or the benefits received by us. Allocated costs included in our cost of sales totaled $1.1 million, and $2.4 million for the years ended December 31, 2003, and 2002, respectively. Allocated costs included in selling, general, and administrative expenses totaled $1.5 million and $2.6 million for the years ended December 31, 2003, and 2002, respectively. Allocated costs included in our research and development expenses totaled $800,000 and $2.6 million for the years ended December 31, 2003, and 2002, respectively.

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

     Because our business serves new and developing markets, is based on a relatively new technology, and is expected to be significantly influenced by the introduction of new HDTV products, accurately forecasting revenue for a particular future period is difficult. To date, the majority of our product sales to customers have been for their use in designing their end products or for improving their production processes as opposed to volume production lots. Therefore, the amount of revenue recorded in any given period may fluctuate significantly, and predictable revenue trends have not yet developed. While we anticipate that our revenue will increase, there can be no assurances that this will occur or when it will occur. Because a significant amount of our expenses are fixed in nature and we still experience low manufacturing volumes, we anticipate that the amount of revenue recognized during the first half of 2005 will not result in a material change to our cash consumption rate. We do anticipate, however, that as we continue the move into volume production, we will continue to improve our manufacturing yields and more fully absorb our fixed costs, which will result in improved gross margins and results of operations. However, as we continue to increase our revenue and shift our product mix predominantly to the HDTVs, we will use cash to finance increases in working capital.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements.

	Years Ended December 31,
	2004	2003	2002
Net sales	100%	100%	100%

Costs and expenses:
Cost of sales	485	448	894
Selling, general, and administrative	137	223	232
Research and development	323	336	586
Impairment charge	381	—	—

Total costs and expenses	1,326	1,007	1,712

Operating loss	(1,225)	(907)	(1,612)
Investment income	6	3	—
Loss on investments	(4)	—	—

Loss before income taxes	(1,224)%	(904)%	(1,612)%

Year ended December 31, 2004 compared to year ended December 31, 2003

     Net Sales. Net sales were $2.7 million in 2004 compared to $2.2 million in 2003. The increase was due to a 39% increase in product sales which was partially offset by a 25% decrease in design and engineering services sales. All major design and engineering services projects for customers were complete at year-end, and such work is expected to be minimal in the future.

     Net sales in the projection market, which now includes the RPTV market, were $1.5 million or 57% of sales, in 2004 compared to $1.3 million or 59% of sales in 2003. The remaining sales were in the near-to-eye market.

     Net sales in North America totaled $1.5 million, or 55% of net sales, in 2004 compared to $1.2 million, or 56% of net sales, in 2003. Net sales in Asia totaled $543,000, or 20% of net sales, in 2004 compared to $398,000, or 18% of net sales, in 2003. Net sales in Europe totaled $669,000, or 25% of net sales, in 2004 compared to $571,000, or 26% of net sales, in 2003.

     Cost of Sales. Total cost of sales was $13.0 million, or 485% of net sales, in 2004 compared to $9.8 million, or 448% of net sales, in 2003. Cost of product sales was $12.8 million, or 566% of product sales, in 2004 compared to $9.3 million or 572% of product sales in 2003. The increase in the cost of product sales was mainly due to the start of production of RPTVs which resulted in overall increases in personnel, outside services, outside contractor costs, freight, duty, and expediting. Additionally, inventory write-offs were $1.3 million in 2004 compared to $463,000 in 2003. The large negative gross margin in each year resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to fully absorb the cost of our manufacturing infrastructure. Cost of sales for design and engineering services decreased to $244,000 in 2004 from $518,000 in 2003 due to the decrease in design and engineering services provided to customers.

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

     Selling, General, and Administrative Expense. Selling, general, and administrative expense totaled $3.7 million in 2004 compared to $4.9 million in 2003. In 2003, selling, general, and administrative expense included approximately $1.5 million in spin-off costs, and a charge of $434,000 related to our guarantee of the financial obligations of, and the write-off of a note receivable from, VoiceViewer, Inc. After adjusting 2003 for the spin-off costs and the VoiceViewer guarantee, selling, general, and administrative expense increased by approximately $692,000 in 2004. Most of that increase was due to an increase of approximately $603,000 in sales and marketing expense, and an increase of approximately $95,000 in human resources department expenses. The increase in sales and marketing costs reflected increased personnel costs, outside services, and trade show expense related primarily to HDTV products. Human resources costs in 2004 were actual stand-alone costs as compared to 2003 when many of the costs were allocated from TFS. Allocated costs from TFS benefited from fixed costs of the TFS human resources department being spread over more employees.

     Research and Development Expense. Research and development expense was $8.7 million in 2004 compared to $7.4 million in 2003. The increase was mainly due to increased engineering personnel costs and development costs of our first HDTV product.

     Impairment Charge. In the fourth quarter of 2004, we recorded an impairment charge of $10.2 million. Of this amount, $8.3 million related to an impairment of long-lived assets, $1.4 million related to the discontinuance of an expansion card and HDTV tuner development project, and $547,000 related to the write-off of costs incurred to file and process patent filings which we have determined not to pursue further.

     Benefit from Income Taxes. We recorded no benefit from income taxes in 2004. We do not expect to record a deferred tax asset for the tax benefit on any losses that we may incur until we believe it is more likely than not that all or a portion of the deferred tax asset will be realized. In 2003, in connection with the formation and spin-off of our company by TFS, we assumed a net deferred tax liability of $1.1 million. This net deferred tax liability was the result of differences between the book and tax basis of the assets transferred to us. TFS retained the net operating losses and tax credits that were generated by our operations before the spin-off. The assumption of the net deferred tax liability resulted in a corresponding reduction in the TFS net investment contributed to us in 2003. Pursuant to SFAS No. 109, the assumption of the net deferred tax liability enabled us to record additional deferred tax assets of approximately $1.1 million during the period from the spin-off date to December 31, 2003. A valuation allowance has been recorded for deferred tax assets generated during the period ended December 31, 2003 that exceeded our net deferred tax liabilities.

          Net Loss. We recorded a net loss of $32.9 million in 2004 compared to a net loss of $18.7 million in 2003.

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

          Net sales in the near-to-eye market totaled $901,000, or 41.1% of total net sales, in 2003 compared to $742,000, or 51.6% of total net sales, in 2002. The remainder of our net sales was in the projection market.

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

Quarterly Results of Operations

          The following table presents unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2004. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarters Ended
	2004				2003
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(in thousands)
Net sales	$343	$733	$1,134	$478	$360	$703	$760	$371

Cost and expenses:
Cost of sales	3,641	4,369	2,653	2,384	2,635	2,376	2,686	2,132
Selling, general, and administrative	970	508	1,107	1,086	1,456	1,169	1,051	1,214
Research and development	1,888	2,225	2,104	2,454	2,156	1,814	1,714	1,683
Impairment charge	10,233	—	—	—	—	—	—	—

	16,732	7,102	5,864	5,924	6,247	5,359	5,451	5,029
Operating loss	(16,389)	(6,369)	(4,730)	(5,446)	(5,887)	(4,656)	(4,691)	(4,658)
Investment income (loss)	54	47	(108)	44	43	14	—	—
Benefit from income taxes	—	—	—	—	931	160	—	—

Net loss	$(16,335)	$(6,322)	$(4,838)	$(5,402)	$(4,913)	$(4,482)	$(4,691)	$(4,658)

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

          Selling, general, and administrative expense in the first and second quarters of 2004 included accruals for bonuses of $166,000 in each quarter. During the third quarter of 2004, it was determined that no bonuses would be paid and these accruals were reversed.

          In the fourth quarter of 2004, we recorded an impairment charge of $10.2 million. Of this amount, $8.3 million related to an impairment of long-lived assets, $1.4 million related to the discontinuance of an expansion card and HDTV tuner development project, and $547,000 related to the write-off of costs incurred to file and process patent filings which we have determined not to pursue further.

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

          In the third and fourth quarters of 2003, we recorded a benefit from income taxes of $160,000 and $931,000, respectively. In connection with the formation and spin-off of our company by TFS, we assumed a net deferred tax liability of $1.1 million. This net deferred tax liability is a result of differences between the book and tax basis of the assets transferred to us. TFS retained the net operating losses and tax credits that were generated by our operations before the spin-off. The assumption of the net deferred tax liability resulted in a corresponding reduction in the TFS net investment contributed to us in 2003. Pursuant to SFAS No. 109, the assumption of the net deferred tax liability enabled us to record an additional deferred tax asset of approximately $1.1 million during the period from the spin-off date to December 31, 2003. A valuation allowance has been recorded for deferred tax assets generated during the period ended December 31, 2003 that exceeded our net deferred tax liabilities.

Liquidity and Capital Resources

          At December 31, 2004, we had $8.2 million in cash, cash equivalents, and short-term investments. At December 31, 2003, cash, cash equivalents, and short-term investments totaled $14.4 million.

          In 2004 and 2003, we had $18.9 million and $15.9 million, respectively, in net cash outflow from operations. Most of the cash outflow in each period related to our losses. Our depreciation and amortization expense was $3.7 million in 2004 and $3.6 million in 2003. Prior to our spin-off in September 2003, our entire cash outflow was funded by TFS on an as-needed basis.

          In 2004, net cash provided by investing activities totaled $12.4 million. The sale of short-term investments provided $12.0 million, and the sale of an investment in a start-up company provided $5.1 million. Purchases of fixed assets and intangibles were $4.7 million. In 2003, net cash used for investing activities totaled $12.8 million, of which $12.0 million was for the purchase of short-term investments. The remainder was primarily for the purchase of intangible assets related to mask sets and tooling investments and purchases of property and equipment.

          We have incurred recurring operating losses and negative cash flows since our inception as a division of TFS. Our net losses were $32.9 million, 18.7 million, and $23.2 million in 2004, 2003, and 2002, respectively. Net cash used in operating activities was $18.9 million, $15.9 million, and $20.1 million in 2004, 2003, and 2002, respectively. At December 31, 2004, we had $11.4 million of working capital, including cash, cash equivalents, and short-term investments of $8.2 million.

          The successful introduction of an HDTV product to market and securing volume orders from consumer electronics retailers for HTDVs represent a key ingredient in our success. In the second quarter of 2004, we signed a supply agreement to provide HDTVs to Sears Roebuck and Company. In the third quarter of 2004, we began shipping HDTVs to Sears. Also in the third quarter of 2004, our supplier of light engines, a major sub-assembly of the HDTV, informed us that they were unable to supply us with the volume of light engines necessary to satisfy our requirements and granted us a temporary license to build light engines. As a result of our not being able to supply the required number of HDTVs, Sears exercised their option to terminate the supply agreement. In the fourth quarter of 2004, our light engine supplier informed us that they would not be able to manufacture the light engine in volume until the second quarter of 2005, and granted us a temporary license to build light engines. In March of 2005, we received authorization from our light engine supplier to have the light engine manufactured on our behalf by a third party manufacturer and granted us a perpetual license to the light engine technology. We are currently evaluating potential contract manufacturers for the purpose of making light engines. We currently believe that we will not have light engines supplied in volume until the second half of 2005.

          We are currently manufacturing a limited quantity of light engines in our manufacturing facility in Tempe, Arizona. This will allow us to manufacture a limited number of HDTVs and support low volume customers until we can obtain a high volume supply of light engines. Until we obtain a high volume supply of light engines, we will not be able to manufacture and sell a sufficient number of HDTVs to achieve positive cash flow or profitability. As a result of this situation, we believe that our cash balances on December 31, 2004 will not be sufficient to finance our operations through 2005, and that we will need to obtain debt or additional equity financing. We are actively pursuing additional capital, but we currently have no commitments or understandings regarding any additional funding with any person or firm. We can provide no assurance that we will be able to obtain any necessary financing on satisfactory terms, or at all. We believe that obtaining orders from customers and announcing progress towards obtaining a high volume supply of light engines will increase our ability to raise debt or additional equity financing.

Aggregate Contractual Obligations

     The following table lists our commercial commitments:

		Amount of Commitment Expiration Per Period
	Total
	Amounts	Less			6 Years
Other Commercial Commitments	Committed	than 1 Year	1-3 Years	4-5 Years	and Over
	(in thousands)
Facilities leases	$5,540	$1,162	$2,205	$2,173	$—
Development, maintenance and minimum royalty agreements	$475	$255	$110	$110	$—
Purchase orders	$3,732	$3,732	$—	$—	$—
Purchase agreement	$1,400	$1,400	$—	$—	$—
Guarantee	$327	$327	$—	$—	$—

          We have contractual commitments for property leases for our Tempe headquarters and for our development center in Boulder, Colorado. In addition, we have contractual commitments for development, software maintenance, and minimum royalties related to the development and production of our HDTV products. We have issued purchase orders to vendors for the purchase of materials totaling approximately $3.7 million. In addition, we have a $1.4 million purchase agreement with JDS Uniphase. If we are not able to resume production of our HDTVs, much of this material will be in excess of our requirements. In such case, if we are unable to cancel or otherwise restructure these purchase commitments, any materials purchased in excess of our requirements will be written off as excess inventory.

          The guarantee relates to our guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. VoiceViewer is unable to meet its current obligations under the loan agreement. We and the other guarantors are making payments as they become due. We have determined that it is probable that VoiceViewer will be unable to meet its future obligations under the loan agreement. Therefore, we have accrued $327,000, which represents our maximum obligation under the guarantee amount. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.

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

          Pursuant to the Tax Sharing Agreement, we have agreed not to take any action that would cause the spin-off not to qualify under Section 355 of the Internal Revenue Code. We have agreed not to take certain actions for two years following the spin-off, unless we obtain an IRS ruling or an opinion of counsel to the effect that these actions will not affect the tax-free nature of the spin-off. These actions include certain issuances of our stock, a liquidation or merger of our company, and dispositions of assets outside the ordinary course of our business. If any of these transactions were to occur, the spin-off could be deemed to be a taxable distribution to TFS. This would subject TFS to a substantial tax liability. This offering is not prohibited by our agreement with TFS to refrain from certain issuances of our stock. We have agreed to indemnify TFS and its affiliates to the extent that any action we take or fail to take gives rise to a tax incurred by TFS or any of its affiliates with respect to the spin-off. In addition, we have agreed to indemnify TFS for any tax resulting from an acquisition by one or more persons of a 50% or greater interest in our company.

          We have no debt. In addition, we have no capital lease obligations, unconditional purchase obligations, other long-term obligations, or any other commercial commitments except as noted above.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements.

Impact of Recently Issued Standards

          On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), Share Based Payment (“SFAS No. 123(R)”) which is a revision of SFAS No. 123, supersedes APB No. 25 and SFAS No. 148, and amends Statement of Financial Accounting Standard No. 95, Statement of Cash Flows (“SFAS No. 95”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005.We have not completed the process of evaluating the impact that the adoption of Statement 123 (revised 2004) will have on our financial position or results of operations.

          On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not completed the process of evaluating the impact that the adoption of Statement 151 will have on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

          At December 31, 2004, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under SFAS No. 107. We hold no investment securities that would require disclosure of market risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A. Controls and Procedures

          We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the fiscal year covered by this report, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

          Subsequent to the date of that evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information.

          Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

          The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business – Executive Officers” of this report.

Item 11. Executive Compensation

          The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

          The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

          The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(2)	See Index to Financial Statements for financial statement schedules.

(b)	Exhibits

Exhibit
Number	Exhibit
2	Master Separation and Distribution Agreement (1)

3.1	Certificate of Incorporation of the Registrant (2)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (1)

3.3	Bylaws of the Registrant (2)

4.1	Specimen of Common Stock Certificate (1)

4.2	Rights Agreement between the Registrant and The Bank of New York, as Rights Agent, including Form of Right Certificate (1)

10.1	Assignment and Assumption Agreement (1)

10.2	Intellectual Property Agreement (1)

10.3	Tax Sharing Agreement (1)

10.4	First Amended and Restricted Real Property Sublease Agreement (5)

10.5	Transition Services Agreement (1)

10.6	2003 Incentive Compensation Plan (3)

10.7	Profit Sharing/401(k) Plan (1)

10.8	2003 Employee Stock Purchase Plan (4)

10.9	Form of Indemnity Agreement for directors and executive officers (2)

10.10	Amendment No. 1 to the First Amended and Restated Real Property Sublease Agreement between the Registrant and Three-Five Systems, Inc. (6)

10.11	Share Purchase Agreement dated as of December 10, 2004, by and between the Company and JDS Uniphase Corporation (7)

10.12	Non-Exclusive License Agreement dated as of December 10, 2004, by and between the Company and JDS Uniphase Corporation (7)

10.13	Letter Agreement dated as of December 10, 2004, by and between the Company and JDS Uniphase Corporation (7)

10.14	Equipment Loan Agreement dated as of December 10, 2004, by and between the Company and JDS Uniphase Corporation (7)

10.15	Restricted Stock Unit Agreement dated February 28, 2005 by and between the Registrant and Vincent F. Sollitto, Jr. (8)

10.16	Restricted Stock Unit Agreement dated February 28, 2005 by and between the Registrant and Wayne A. Pratt (8)

10.17	Restricted Stock Unit Agreement dated February 28, 2005 by and between the Registrant and Robert L. Melcher (8)

10.18	Second Amended and Restated Real Property Sublease Agreement *

23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 4) as filed with the SEC on September 3, 2003.

(2)	Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 1) as filed with the SEC on June 27, 2003.

(3)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-8 (Registration No. 333-108362) as filed with the SEC on August 29, 2003.

(4)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-8 (Registration No. 333-108363) as filed with the SEC on August 29, 2003.

(5)	Incorporated by reference to the Registrants’ Form 10-Q for the quarterly period ended June 30, 2004, as filed with the SEC on August 12, 2004.

(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004, as filed with the SEC on November 15, 2004.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 10, 2004, as filed with the SEC on December 16, 2004.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 28, 2005, as filed with the SEC on March 4, 2005.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

brillian corporation
Date: March 31, 2005	/s/ vincent f. sollitto, jr.
Vincent F. Sollitto, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ vincent f. sollitto, jr.	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 31, 2005
Vincent F. Sollitto, Jr.

/s/ wayne a. pratt	Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Accounting and Financial Officer)	March 31, 2005
Wayne A. Pratt

/s/ jack l. saltich	Chairman of the Board	March 31, 2005
Jack L. Saltich

/s/ david p. chavoustie	Director	March 31, 2005
David P. Chavoustie

	Director	March 31, 2005
David N.K. Wang

/s/ john s. hodgson	Director	March 31, 2005
John S. Hodgson

BRILLIAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brillian Corporation
Tempe, Arizona

We have audited the accompanying balance sheets of Brillian Corporation (the “Company”) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Brillian Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and its net cash used in operating activities raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, on September 15, 2003, Brillian Corporation was spun-off from Three-Five Systems, Inc. and began operating as a separate company. Through September 14, 2003, the accompanying financial statements were prepared from the separate records maintained for the microdisplay business of Three-Five Systems, Inc. and may not necessarily be indicative of the results of operations if the microdisplay business had been operated as an unaffiliated company. Portions of certain expenses through September 14, 2003 represent allocations made from Three-Five Systems, Inc.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 31, 2005

BRILLIAN CORPORATION

BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2004	2003
ASSETS

Current Assets:
Cash and cash equivalents	$8,195	2,417
Short-term investments	13	12,000
Accounts receivable, net of allowance for doubtful accounts of $18 and $30	339	447
Inventories	5,400	2,735
Other current assets	368	828

Total current assets	14,315	18,427

Property and equipment, net	6,082	6,267
Intangible assets, net	—	8,768
Other investments	1,119	6,331

	$21,516	$39,793

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,230	$457
Accrued compensation	216	84
Accrued liabilities	1,462	676
Deferred revenue	—	21

Total current liabilities	2,908	1,238

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares authorized; 6,941,432 and 5,357,047 shares issued and outstanding in 2004 and 2003	7	5
Additional paid-in capital	58,007	45,708
Deferred compensation	(616)	(1,265)
Accumulated deficit	(38,790)	(5,893)

Total stockholders’ equity	18,608	38,555

	$21,516	$39,793

The accompanying notes are an integral part of these financial statements.

BRILLIAN CORPORATION

STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended
	December 31,
	2004	2003	2002
Net product sales	$2,262	$1,629	$772
Design and engineering services	426	565	667

Total net sales	2,688	2,194	1,439

Costs and expenses:
Cost of sales — products	12,803	9,311	12,245
Cost of sales — design and engineering services	244	518	624
Selling, general, and administrative	3,671	4,890	3,333
Research and development	8,671	7,367	8,430
Impairment charge	10,233	—	—

Total costs and expenses	35,622	22,086	24,632

Operating loss	(32,934)	(19,892)	(23,193)

Other income (expense):
Investment income, net	149	57	—
Loss on investment in start-up company	(112)	—	—

	37	57	—

Loss before income taxes:	(32,897)	(19,835)	(23,193)
Benefit from income taxes	—	1,091	—

Net loss	$(32,897)	$(18,744)	$(23,193)

Loss per common share:
Basic and diluted	$(5.17)	(3.51)	(4.35)

Weighted average number of common shares:
Basic and diluted	6,363	5,337	5,329

The accompanying notes are an integral part of these financial statements.

BRILLIAN CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003, and 2002
(in thousands, except share data)

			Additional	Deferred			Total
	Common Stock		Paid-in	Compen-	Accumulated	TFS Net	Stockholders’
	Shares Issued	Amount	Capital	sation	Deficit	Investment	Equity
Balance, January 1, 2002	—	$—	$—	$—	$—	$15,214	$15,214

Net loss	—	—	—	—	—	(23,193)	(23,193)
Net transfers from TFS	—	—	—	—	—	33,898	33,898

Balance, December 31, 2002	—	—	—	—	—	25,919	25,919

Net loss prior to spin-off	—	—	—	—	—	(12,851)	(12,851)
Net transfers from TFS	—	—	—	—	—	10,226	10,226
Initial capitalization at spin-off	5,329,300	5	44,142	—	—	(23,294)	20,853
Stock options exercised and restricted stock grants	27,747	—	34	—	—	—	34
Deferred compensation on employee equity awards	—	—	1,532	(1,532)	—	—	—
Amortization of deferred compensation	—	—	—	267	—	—	267
Net loss after spin-off	—	—	—	—	(5,893)	—	(5,893)

Balance, December 31, 2003	5,357,047	5	45,708	(1,265)	(5,893)	—	38,555

Stock options exercised and restricted stock grants	44,808	—	63	—	—	—	48
Shares issued as compensation	4,686	—	42	—	—	—	42
Amortization of deferred Compensation and other	—	—	(15)	649	—	—	649
Employee stock purchase plan shares issued	34,891	—	242	—	—	—	242
Shares issued in offering	1,500,000	2	11,967	—	—	—	11,969
Net loss	—	—	—	—	(32,897)	—	(32,897)

Balance, December 31, 2004	6,941,432	$7	$58,007	$(616)	$(38,790)	$—	$18,608

The accompanying notes are an integral part of these financial statements.

BRILLIAN CORPORATION

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,897)	$(18,744)	$(23,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge	10,233	—	—
Depreciation and amortization	3,703	3,573	3,430
Stock compensation	680	284	—
Deferred revenue	(21)	(314)	335
Provision for doubtful accounts	(20)	14	12
Loss on investment in start-up company	112	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	128	(113)	(195)
(Increase) decrease in inventories	(2,665)	(151)	1,724
(Increase) decrease in other current assets	460	(401)	(337)
Increase (decrease) in accounts payable and accrued liabilities	(1,410)	(64)	(1,878)

Net cash used in operating activities	(18,877)	(15,916)	(20,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,812)	(292)	(3,733)
Proceeds from sales of assets	—	—	123
Purchase of intangibles	(890)	(471)	(5,105)
Purchase of short-term investments	(79)	(12,000)	—
Proceeds from maturities/sales of short-term investments	12,066	—	—
Proceeds from sale of other investments	5,100	—	—
Other investments	—	—	(5,081)

Net cash provided by (used) in investing activities	12,385	(12,763)	(13,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net transfers from Three-Five Systems, Inc.	—	10,226	33,898
Proceeds of public offering	11,969	—	—
Issuance of shares pursuant to employee stock purchase plan	242	—	—
Cash received in spin-off	—	20,853	—
Stock options exercised	59	17	—

Net cash provided by financing activities	12,270	31,096	33,898

Net increase in cash and cash equivalents	5,778	2,417	—
Cash and cash equivalents, beginning of year	2,417	—	—

Cash and cash equivalents, end of year	$8,195	$2,417	$—

The accompanying notes are an integral part of these financial statements.

BRILLIAN CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2004, 2003, and 2002

(1) Organization and Operations:

     We design and develop large-screen, rear-projection, high-definition televisions, or HDTVs, utilizing our proprietary liquid crystal on silicon, or LCoS™, microdisplay technology. We market our HDTVs for sale under the brand names of retailers, including high-end audio/video manufacturers, distributors of high-end consumer electronics products, and consumer electronics retailers. We have established a virtual manufacturing model utilizing third-party contract manufacturers to produce our HDTVs, which incorporate the LCoS microdisplays that we manufacture. We also offer a broad line of LCoS microdisplay products and subsystems that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.

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

     On September 1, 2003, we and TFS entered into a Master Separation and Distribution Agreement under which TFS transferred to us substantially all of the assets of, and we assumed substantially all of the corresponding liabilities of, TFS’ microdisplay business. On September 15, 2003, TFS distributed all outstanding shares of Brillian common stock owned by TFS to TFS stockholders as a dividend (the “spin-off”). Each TFS stockholder of record as of September 4, 2003 received one share of our stock for every four shares of TFS common stock. In addition, we entered into ancillary agreements that govern various ongoing relationships between us and TFS. In connection with the spin-off, TFS received a ruling from the Internal Revenue Service (the “IRS”) that the spin-off is tax free. In connection with the Spin-off, TFS provided initial cash funding in the amount of $20.9 million, net of $1.1 million of spin-off related costs incurred prior to the spin-off. We incurred spin-off related costs totaling approximately $1.5 million in the year ended December 31, 2003.

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred recurring operating losses and negative cash flows since our inception as a division of TFS. We have never been profitable. Our net loss was $32.9 million, $18.7 million, and $23.2 million in 2004, 2003, and 2002, respectively. Net cash used in operating activities was $18.9 million, $15.9 million, and $20.1 million in 2004, 2003, and 2002, respectively. At December 31, 2004, we had $11.4 million of working capital, including cash, cash equivalents, and short-term investments of $8.2 million. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional capital as may be required, and ultimately to attain successful operations.

     The successful introduction of an HDTV product to market and securing volume orders from consumer electronics retailers for HTDVs represent a key ingredient in our success. In the second quarter of 2004, we signed a supply agreement to provide HDTVs to Sears Roebuck and Company. In the third quarter of 2004, we began shipping HDTVs to Sears. Also in the third quarter of 2004, our supplier of light engines, a major sub-assembly of the HDTV, informed us that they were unable to supply us with the volume of light engines necessary to satisfy our requirements. As a result of our not being able to supply the required number of HDTVs, Sears exercised their option to terminate the supply agreement. In the fourth quarter of 2004, our light engine supplier informed us that they would not be able to manufacture the light engine in volume until the second quarter of 2005. In March of 2005, we received authorization from our light engine supplier to have the light engine manufactured on our behalf by a third party manufacturer and granted us a perpetual license to the light engine technology. We are currently evaluating potential contract manufacturers for the purpose of making light engines. We currently believe that we will not have light engines supplied in volume until the second half of 2005.

     We do not have any definitive agreements with retailers to sell our HDTVs. We are currently manufacturing a limited quantity of light engines in our manufacturing facility in Tempe, Arizona. This will allow us to manufacture a limited number of HDTVs and support low volume customers until we can obtain a high volume supply of light engines. Until we obtain a high volume supply of light engines, we will not be able to manufacture and sell a sufficient number of HDTVs to achieve positive cash flow or profitability. As a result of this situation, we believe that our cash balances on December 31, 2004 will not be sufficient to finance our operations through 2005, and that we will need to obtain debt or additional equity financing. We are actively pursuing additional capital, but we currently have no commitments or understandings regarding any additional funding with any person or firm. We can provide no assurance that we will be able to obtain any necessary financing on satisfactory terms, or at all. We believe that obtaining orders from customers and announcing progress towards obtaining a high volume supply of light engines will increase our ability to raise debt or additional equity financing.

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

  Short-term investments

     Short-term investments have original maturities greater than three months and remaining maturities of less than one year. All short-term investments are classified as available for sale and presented at market value using the specific identification method based on quoted market prices. Unrealized gains and losses are reflected in other comprehensive income. Realized gains and losses are included in results of operations. Short-term investments consist of the following (in thousands):

	December 31,
	2004	2003
Short-term bond fund	$13	$12,000

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following (in thousands):

	December 31,
	2004	2003
Raw materials	$4,479	$2,473
Work-in-process	806	51
Finished goods	115	211

	$5,400	$2,735

     We write down inventories for estimated obsolescence to market value based upon assumptions about future demand and market conditions. In addition, at December 31, 2004, net inventories are in excess of our current requirements based on recent sales levels. Management believes all inventories will be utilized over the near term and believes that no additional loss will be incurred. Write-downs for excess and obsolete inventory were $1.3 million, $463,000, and $1.8 million for the years ended December 31, 2004, 2003, and 2002, respectively. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required.

  Evaluation of Long-Lived Assets with Definite Lives

     In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be recoverable. We evaluate the recoverability of property and equipment and intangibles by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the use of the asset or group of assets and their eventual disposition. If the undiscounted cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss is recorded. The loss is measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated. Assets to be disposed of would be reported at the lower of the carrying amount or the estimated fair value, less cost to sell. The estimated fair value is based on the best information available under the circumstances, including prices for similar assets or the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

 Impairment Charge

     During the fourth quarter of 2004, our light engine supplier informed us that they would not be able to manufacture light engines in volume until the second quarter of 2005. Without a volume supply of light engines, we cannot produce a sufficient quantity of HDTVs to achieve positive cash flow or profitability. We determined that these circumstances would result in a delay of approximately nine to twelve months in our ability to achieve positive cash flow and profitability and require us to obtain additional financing. As a result of these circumstances, we tested our long-lived assets for recoverability under SFAS No. 144 by using a probability weighted discounted cash flow analysis. As a result of this analysis, we recorded an impairment charge of $10.2 million. Of this amount, $1.4 million related to the discontinuance of an expansion card and HDTV tuner development project, $500,000 related to patent filings which we have determined not to pursue further, and $8.3 million related to the SFAS No. 144 impairment analysis. We allocated the $8.3 million charge first to intangible assets, and then to leasehold improvements.

 Property and Equipment

     Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets. Lives for the major asset categories are as follows:

Lives
Leasehold improvements	Lesser of lease term or useful life
Equipment	3 - 5 years
Furniture	5 - 10 years

     Major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not extend the useful lives of the assets are charged to operations as incurred. Depreciation expense totaled $2.5 million, $2.3 million, and $1.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.

     As part of an impairment charge, which was the result of the test for recoverability of long-lived assets under SFAS No. 144, we wrote leasehold improvements down from $977,000 to $569,000 at the end of 2004.

     Property and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Leasehold improvements	$569	$971
Equipment	16,185	13,495
Furniture	78	62

Total property and equipment	16,832	14,528
Less accumulated depreciation	(10,750)	(8,261)

Net property and equipment	$6,082	$6,267

     During the year ended December 31, 2003, and prior to the Spin-off, assets having an original acquisition value of $320,000 and accumulated depreciation of $177,000 were transferred to us from TFS; while assets having an original acquisition value of $1.1 million and accumulated depreciation of $760,000 were transferred from us to TFS. During the year ended December 31, 2002, assets having an original acquisition value of $3.3 million, and accumulated depreciation of $2.9 million, were transferred to us from TFS. In addition, we disposed of equipment having an original acquisition value of $536,000 and accumulated depreciation of $515,000 during the year ended December 31, 2003.

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

     In January 2002, we hired seven key technical persons formerly employed by Zight Corporation, a private company focused on microdisplays for personal display system applications. At that time, Zight had ceased operations. We purchased certain equipment of Zight at a liquidator’s auction. Following that auction, we then negotiated with the representatives of the defunct Zight Corporation to purchase its intellectual property for approximately $2.0 million. In addition, during April 2002, we purchased the intellectual property of Inviso, Inc. for $780,000. In each case, the intellectual property purchased consisted of patents, patents pending, and patent disclosures. Other amounts paid for intangible assets during 2004, 2003, and 2002 consist primarily of purchased mask sets and patent costs.

     As part of an impairment charge, which was the result of the test for recoverability of long-lived assets under SFAS No. 144, we wrote our intangible assets down from $7.9 million to zero at the end of 2004.

     Intangible assets at December 31, 2004 and 2003 consisted of the following (in thousands):

	Weighted
	Amortization
	Period in	Acquisition	Accumulated	Impairment	Book
December 31, 2004	Years	Value	Amortization	Charge	Value
Amortized intangible assets:
Mask works	3.2	$6,491	$(2,211)	$(4,280)	$—
Patents, patents pending, and other intangible assets	5.0	3,449	(822)	(2,627)	—
Licenses	5.0	2,954	(1,969)	(985)	—

		$12,894	$(5,002)	$(7,892)	$—

	Weighted
	Amortization
	Period in	Acquisition	Accumulated	Book
December 31, 2003	Years	Value	Amortization	Value
Amortized intangible assets:
Mask works	3.2	$5,839	$(2,206)	$3,633
Patents, patents pending, and other intangible assets	5.0	3,758	(198)	3,560
Licenses	5.0	2,954	(1,379)	1,575

		$12,551	$(3,783)	$8,768

     Intangible asset amortization expense was $1.2 million, $1.3 million, and $1.7 million, for the years ended December 31, 2004, 2003, and 2002, respectively. This expense was recognized as cost of sales as it was primarily related to mask works on components, patents, and production licenses employed to build and sell microdisplay units.

  Other Investments

     At December 31, 2004, other investments totaled $1.12 million and consisted of an investment, at cost, less an impairment charge of $131,000, in Silicon Bandwidth, Inc.

     Our policy is to evaluate the carrying amount of investments in light of current conditions. Given the early stage of this company, it is reasonably possible that our estimate that we will recover the carrying amount of this investment could change in the future.

     In 2001, we invested $1.25 million in Series B Preferred Stock of Silicon Bandwidth, Inc., which is convertible at any time into common stock of Silicon Bandwidth at a conversion price of $2.29 per share. This investment represents approximately 2% of the outstanding voting shares of Silicon Bandwidth. Our investment does not entitle us to any representation on Silicon Bandwidth’s board of directors. Our investment in Silicon Bandwidth is accounted for under the cost method as our ownership is less than 20% and we do not exert significant influence. During the second quarter of 2004, we recorded a write-down of $131,000 due to impairment in the value of Silicon Bandwidth, Inc. This impairment occurred when Silicon Bandwidth, Inc. obtained equity funding at a valuation lower than our carrying amount.

     In 2002, we invested $5.0 million in Series B Preferred Stock of ColorLink, Inc., which was convertible at our election at any time into common stock of ColorLink at a conversion price of $10 per share. An additional $81,000 was recorded as investment in ColorLink during the third quarter of 2002 for legal and due diligence expenses. Our investment in ColorLink was accounted for under the cost method. In the fourth quarter of 2004, we sold our investment in ColorLink for $5.1 million and recorded a $19,000 gain.

  Income Taxes

     Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”, requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of asset and liabilities and the tax rates in effect when these differences are expected to reverse.

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

     We recognize revenue related to design and engineering services depending on the relevant contractual terms. Under fixed-price contracts that contain project milestones, revenue is recognized as milestones are met. Under contracts where revenue is recognized based on milestones, the fair value of milestones completed equals the fair value of work performed. Under a fixed price contract whereby we were paid based on the performance of tasks, we recognized revenue based on the estimated percentage of completion of the entire project as measured by the costs for man hours and materials incurred to date compared to the total estimated costs for man hours and materials. Any anticipated losses on fixed price contracts are recorded in the period they are determinable. All major design and engineering services projects for customers were complete at December 31, 2004, and such work is expected to be minimal in the future.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances could be required. The balance in the allowance for doubtful accounts was $18,000 and $30,000 at December 31, 2004 and 2003, respectively.

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

     At December 31, 2004, and 2003, we had deferred revenue of $0 and $21,000, respectively, related to customer-contracted design and engineering activities.

  Stock Compensation

     We measure stock-based compensation for options granted to our employees using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. However, pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we have computed, for pro forma disclosure purposes, the value of all options granted since our Spin-off, using the Black-Scholes option pricing method with the following weighted assumptions for 2004 and 2003 respectively: risk-free interest rates of 2.99% and 2.46%, expected dividend yields of zero; expected lives of five years; and expected volatilities (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 114% and 74%. Had compensation cost for these stock options been determined consistent with SFAS No. 123, our net loss and loss per share for the years ended December 31, 2004, and 2003 would have been as follows (in thousands except per share data):

Net loss:	2004	2003
As reported	$(32,897)	$(18,744)
Stock-based compensation included in net loss as reported	321	107
Total stock-based employee compensation expenses determined under fair value based method for all awards	(1,627)	(367)

Pro forma net loss	$(34,203)	$(19,004)

Basic and Diluted net loss per share:
As reported	$(5.17)	$(3.51)
Pro forma	$(5.38)	$(3.60)

  Loss Per Share

     Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the year ended December 31, 2004. Our common shares were not issued until September 15, 2003. Per share information presented for 2003 and 2002 is calculated based on the number of shares issued in the spin-off. The calculation of loss per share for these periods assumes that the common shares issued in the spin-off were outstanding for the entire period. For the years ended December 31, 2004 and 2003, the effects of approximately 1.7 million and 1.4 million stock options, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive and decreased the loss per share.

  TFS Net Investment

     TFS net investment prior to the spin-off represented the cumulative investments in, distributions from, and losses generated by our operations. We began to report retained earnings in separate capital accounts as of the date of the spin-off.

  Recently Issued Accounting Standards

     On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” that will require compensation costs related to share-based payment transactions with employees to be recognized in our financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123 (revised 2004) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and is effective as of the first interim or annual reporting period that begins after June 15, 2005. We have not completed the process of evaluating the impact that the adoption of Statement 123 (revised 2004) will have on our financial position or results of operations.

     On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not completed the process of evaluating the impact that the adoption of Statement 151 will have on our financial position or results of operations.

(3) Transactions with TFS

     For periods prior to the spin-off, our costs and expenses included allocations from TFS for centralized legal, accounting, treasury, quality assurance, real estate, information technology, engineering, and other TFS corporate services and infrastructure costs. These allocations were determined on the basis that we and TFS considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us. Cost of sales allocations totaled $1.1 million and $2.4 million for the years ended December 31, 2003 and 2002, respectively. Selling and administrative allocated costs totaled $1.5 million and $2.6 million for the years ended December 31, 2003 and 2002, respectively. Research and development allocated costs totaled $800,000 and $2.6 million for the years ended December 31, 2003 and 2002, respectively. The basis for the amounts allocated to us included the following: legal, accounting, treasury, quality assurance and other TFS corporate functions including officers’ salaries were allocated based on management’s estimation of time devoted to the microdisplay business for these functions; facility costs and information technology services were allocated on the basis of headcount of the microdisplay business, which is most representative of utilization of these resources; and engineering services were allocated to us based on the actual hours of services used. The allocation methodologies utilized represented management’s best estimate of the actual services utilized by the microdisplay business of TFS.

     On the spin-off date, we and TFS entered into a series of agreements to facilitate our separation from TFS. These agreements included certain transitional services, leases, intellectual property transfers, and tax sharing agreements. These agreements require us to pay a negotiated fee. For the year ended December 31, 2004, we paid TFS $923,000 for rent and IT management services, and $153,000 for engineering services. In addition, we paid $1.4 million for engineering and design services related to the development of printed circuit board assemblies and for purchases of these assemblies for our HDTV product. For the period from September 15, 2003, the spin-off date, through December 31, 2003, we paid $312,000 for rent and $28,000 for engineering services to TFS under these agreements. During this period, we also paid TFS $160,000 for engineering and design services related to the development of printed circuit board assemblies for our HDTV product.

  Master Separation and Distribution Agreement

     The Master Separation and Distribution Agreement outlines the general terms and conditions of the separation and distribution and the general intent of the parties as to how these matters will be undertaken and completed.

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

     We have agreed not to take any action that would cause the spin-off not to qualify under Section 355 of the Internal Revenue Code of 1986, as amended. We have agreed not to take certain actions for two years following the spin-off, unless we obtain an IRS ruling or an opinion of counsel to the effect that these actions will not affect the tax-free nature of the spin-off. These actions include certain issuances of our stock, a liquidation or merger of our company, and dispositions of assets outside the ordinary course of our business. If any of these transactions were to occur, the spin-off could be deemed to be a taxable distribution to TFS. This would subject TFS to a substantial tax liability. We have indemnified TFS and its affiliates to the extent that any action we take or fail to take gives rise to a tax incurred by TFS or any of its affiliates with respect to the Spin-off. In addition, we have indemnified TFS for any tax resulting from an acquisition by one or more persons of a 50% or greater interest in our company.

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

  Real Property Sublease Agreement

     On December 22, 2004 we and TFS amended and restated the Real Property Sublease Agreement under which we lease office and manufacturing space in the TFS headquarters building. The initial term of the sublease now terminates December 16, 2009, with automatic one-year renewal terms thereafter unless either party elects to terminate the sublease upon notice delivered at least six months prior to the expiration of the then applicable sublease term. The agreement also sets forth certain circumstances under which all or a portion of the sublease may be terminated without penalty. We sublease approximately 55,780 square feet of the building from TFS and share certain common areas in the building with TFS. Our monthly rent payable to TFS is approximately $61,592 plus $28,963 for normal and customary services in connection with the operation and maintenance of the building. This amount does not, however, include water or electrical utilities, which we pay separately based on our use of those items. The sublease is not assignable by us without the prior written consent of TFS, which consent may be withheld by TFS in its sole discretion.

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

     Prior to the spin-off certain of our employees were granted options to purchase TFS stock under TFS’ stock-based compensation plans. In connection with the spin-off, each outstanding TFS option granted prior to the spin-off was converted into both an adjusted TFS option and a substitute Brillian option. The treatment of such TFS options and the substitute Brillian options is identical for those employees who remained employees of TFS immediately after the spin-off and for those employees who became employees of Brillian in connection with the spin-off. These TFS options were converted in a manner that preserved the aggregate exercise price of each option, which was allocated between the adjusted TFS option and the substitute Brillian option and each preserved the ratio of the exercise price to the fair market value of the stock subject to the option. For employees who remained employees of TFS after the spin-off, employment with TFS will be taken into account in determining when each substitute Brillian option becomes exercisable and when it terminates, and in all other respects the terms of the substitute option is substantially the same as the original TFS option. Pursuant to this arrangement, on September 15, 2003, we issued options to purchase 750,275 shares of Brillian common stock. Of these options, 604,357 were issued to employees who remained employees of TFS after the Spin-off. Options granted under TFS’ plans generally vest over a four-year period and are exercisable for a term of 10 years.

     The following table and narrative summarizes the status of our 2003 Incentive Compensation Plan at December 31, 2004 and 2003 and changes during the years then ended:

	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	1,363,583	$8.91	—	$—
TFS options converted to Brillian options on spin-off date	—	—	750,275	10.65
Granted	345,275	6.80	618,925	6.80
Exercised	(10,230)	5.79	(4,230)	4.08
Expired or canceled	(46,603)	10.62	(1,387)	20.09

Outstanding at end of year	1,652,025	8.40	1,363,583	8.91

Exercisable at end of year	773,815	$10.04	417,348	$11.38

Weighted average fair value of options granted		$5.35		$5.62

     The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
Range of	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2004	Life	Price	2004	Price
$ 1.75 - 6.49	375,390	7.4	$4.53	172,707	$5.40
6.50 – 10.84	997,723	8.3	7.26	394,982	7.53
11.26 – 67.60	278,912	6.1	17.66	206,126	18.74

	1,652,025	7.7	$8.40	773,815	$10.04

     In addition to the Brillian substitute options granted pursuant to the terms of the Master Separation and Distribution Agreement, on September 4, 2003, we granted options to our employees to purchase approximately 526,000 shares of our common stock. Options with respect to approximately 300,000 shares have a vesting period of 32 months, and the remainders have vesting periods of 50 months. Additionally, on September 4, 2003, we granted approximately 56,000 shares of restricted stock to employees with a vesting period of one year. In connection with these grants of options and restricted stock, we recorded deferred compensation of approximately $1.5 million. The total amount of deferred compensation will be expensed over the vesting terms of the options and shares of restricted stock. During the year ended December 31, 2004, we recorded non-cash compensation expense of $649,000 related to these restricted stock and option grants. The non-cash compensation expense was recorded as a component of cost of sales – products; selling, general and administrative expense; and research and development in the amounts of $74,000, $349,000, and $226,000, respectively. During the year ended December 31, 2003, we recorded non-cash compensation expense of $267,000 related to these restricted stock and option grants. The non-cash compensation expense was recorded as a component of cost of sales – products; selling, general and administrative expense; and research and development in the amounts of $34,000, $132,000, and $101,000, respectively.

     On January 26, 2005, our Board of Directors approved the immediate vesting of certain unvested stock options previously awarded to employees (the “Accelerated Options”), and re-priced certain stock options previously awarded to employees (the “Re-priced Options”). The Board did not accelerate vesting or re-price any stock options previously awarded to officers and directors. The Accelerated Options and Re-priced Options were issued under our 2003 Incentive Compensation Plan. The Board considered the need to retain employees in light of recent stock price declines and that there were no merit increases, nor cash bonuses, paid to employees in 2004. The Board also recognized that the exercise of any Accelerated Options would bring cash into the Company. The closing market price per share of our common stock on January 26, 2005 was $2.42 and the exercise prices of the approximately 183,000 Accelerated Options on that date ranged from $3.27 to $67.60. The original exercise prices of the 268,950 Re-priced Options ranged from $3.9 to $12.06 and were re-priced to $2.42. The original vesting schedules and all other terms of the Re-priced Options, except the exercise prices, were not modified.

     Employees, will benefit from the accelerated vesting of their stock options in the event they terminate their employment with or service to the Company prior to the completion of the original vesting terms as they would have the ability to exercise certain options that would have otherwise been forfeited. No stock-based compensation expense will be recorded with respect to these options unless an employee actually benefits from this modification. For those employees who do benefit from the accelerated vesting, we are required to record additional stock-based compensation expense equal to the intrinsic value of the option on the date of modification.

  2003 Employee Stock Purchase Plan

     Our 2003 Employee Stock Purchase Plan was adopted by our board of directors and approved by our stockholder on August 26, 2003. An aggregate of 200,000 shares of common stock are reserved for issuance under the 2003 Employee Stock Purchase Plan. This plan consists of a series of successive offering periods, each with a maximum duration of 24 months. Three such offering periods had completed at December 31, 2004, and a fourth offering period started on January 1, 2005:

Offering Period	Start Date	End Date	Offering Price	Shares issued	Date Issued
1st	9/16/2003	12/31/2003	$ 7.14	13,502	1/2/2004
2nd	1/1/2004	6/30/2004	$ 6.83	21,389	7/1/2004
3rd	7/1/2004	12/31/2004	$ 2.93	43,903	1/3/2005

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

     Accordingly, on August 26, 2003, we adopted a 401(k) profit sharing plan for which our employees generally are eligible. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the plan by employee or by us and the investment earnings on the contributions are not taxable to the employees until withdrawn. Our contributions, if any, are deductible by us when made. Our employees may elect to reduce their current compensation by an amount equal to the maximum of 25% of total annual compensation or the annual limit permitted by law and to have those funds contributed to the plan. Although we may make matching contributions to the plan on behalf of all participants, we have not made any contributions since the plan’s adoption.

     Discretionary company contributions to the TFS 401(k) plan for our employees totaled $0, $0, and $96,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

(5) Income Taxes:

     We have not recorded a benefit for income taxes in any year. The principal reasons for the difference between the income tax benefit and the amounts computed by applying the statutory federal and state income tax rates to the loss for the years ended December 31, are as follows:

	2004	2003	2002
Federal tax at statutory rates	34%	34%	34%
State tax at statutory rates	5%	5%	5%
Increase in valuation allowance	(39%)	(39%)	(39%)
Utililization of deferred tax liability assumed in spin off	0%	6%	0%

Total	0%	6%	0%

     At December 31, deferred taxes represent the tax effect of temporary differences related to the following (in thousands):

	2004	2003	2002
Current deferred taxes:
Inventories	2,884	636	600
Accrued expenses	201	143	279
Allowance for doubtful accounts	7	12	6
Prepaid expenses	(142)	—	—
Deferred tax valuation allowance	(2,950)	(791)	(885)

Total	$—	$—	$—

Non-current deferred taxes:
Depreciation and amortization	3,669	(1,705)	(1,902)
Research and development credits	—	—	280
Net operating losses	7,622	2,385	25,866
Deferred tax valuation allowance	(11,391)	(680)	(24,244)

Total	$—	$—	$—

     FASB SFAS No. 109, “Accounting for Income Taxes”, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including our past and projected operating results, the character and jurisdiction of such operating results, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

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

     We generated net operating losses of approximately $19.5 million during the period from the spin-off date to December 31, 2004, which expire in 2023 and 2024 for federal income tax purposes and earlier for state income tax purposes.

(6) Commitments and Contingencies:

Rent and Lease

     We lease office and manufacturing space from TFS (see Note 3). We also lease our development center in Boulder, Colorado. Rent expense was approximately $697,000, $397,000, and $120,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Future minimum rental commitments by year under these leases are as follows (in thousands):

Year	Amount
2005	$1,162
2006	1,118
2007	1,087
2008	1,087
2009	1,087

Total	5,541

Purchase Agreement

     In December of 2004, we entered into an agreement with JDS Uniphase Corporation under which we agreed to purchase an aggregate of $1.4 million of light engines components. JDS Uniphase has granted us 120 day terms with respect to these purchases. We also entered into a Non-Exclusive License Agreement that provides for royalty payments to JDS Uniphase for each light engine we manufacture. There are no minimum royalty amounts guaranteed under this agreement.

Development Maintenance and Royalty Agreements

     We have entered into various development, maintenance, and royalty agreements with remaining lives ranging from one to five years. As of December 31, 2004, the future minimum payment commitments under these agreements totaled $475,000 with $255,000 due in 2005 and $55,000 due each year thereafter through 2009.

Guarantee

     The Company made a guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. VoiceViewer is unable to meet its current obligations under the loan agreement. We and the other guarantors are making payments as they become due. We have determined that it is probable that VoiceViewer will be unable to meet its future obligations under the loan agreement. Therefore, we have accrued $327,000, which represents our maximum obligation under the guarantee amount. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.

  Tax-Free Distribution

     We believe that the contribution by TFS of the assets related to our business and the assumption by us of the related liabilities in exchange for our common stock, which was part of the spin-off, should be treated as a reorganization within the meaning of Section 368(a)(1)(D) of the Code, and the distribution should qualify as a tax-free distribution under Section 355 of the Code. It should be noted that the application of Section 355 of the Code to the distribution is complex and may be subject to differing interpretation. If the distribution does not qualify as a tax-free distribution under Section 355 of the Code, then (i) TFS would recognize capital gains but not losses equal to the difference between the fair market value of our common stock on the date of the distribution and TFS’ tax basis in such stock; and (ii) the distribution may be taxable to individual stockholders, depending on their individual tax basis. In addition, we have indemnified TFS in the event the distribution is not tax-free to TFS because of actions taken by us or because of failure to take various actions (See Note 3). Certain of the events that could trigger this obligation may be beyond our control. In particular, the transaction may be taxable if the distribution is deemed to be part of a plan in which one or more persons acquire directly or indirectly stock representing a 50% or greater interest in either TFS or our company.

(7) Segment Reporting, Sales to Major Customers, and Geographic Information

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

     For the year ended December 31, 2004, sales to I-O Display, TQ Systems, Eastman Kodak, and Zhejiang Jincheng accounted for 19%, 18%, 15%, and 13%, respectively, of our net sales. For the year ended December 31, 2003, sales to TQ Systems, Eastman Kodak Company, and Brashear accounted for approximately 14%, 14%, and 12%, respectively, of our net sales. For the year ended December 31, 2002, sales to Brashear accounted for approximately 23% of our revenue and sales to Kodak accounted for approximately 14% of our net sales. No other customer accounted for greater than 10% of our net sales during those periods.

     Net sales by geographic area are determined based upon the location of the end customer. Summary information by geographic region is as follows (in thousands) for years ended:

	North
	America	Europe	Asia	Total
December 31, 2004
Net Sales	$1,476	$669	543	$2,688

December 31, 2003
Net Sales	$1,225	$571	398	$2,194

December 31, 2002
Net Sales	$971	$176	292	$1,439

(8) Selected Quarterly Financial Data (Unaudited)

     The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2004 and 2003 (in thousands):

	Quarters Ended
	2004							2003
	Mar 31		Jun 30		Sep 30		Dec 31	Mar 31	Jun 30		Sep 30		Dec 31
Net sales		$478		$1,134		$733	$343	$371		$760		$703	$360
Gross profit (loss)		(1,906)		(1,519)		(3,636)	(3,298)	(1,761)		(1,926)		(1,673)	(2,275)
Net loss		(5,402)		(4,838)		(6,322)	(16,335)	(4,658)		(4,691)		(4,482)	(4,913)
Per share	$	(1.00)	$	(0.78)	$	(0.91)	$(2.35)	$(0.87)	$	(0.88)	$	(0.84)	$(0.92)

The quarter ended December 31, 2004 included impairment charges of $10.2 million.

BRILLIAN CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003, and 2002

		Increases
		(Reductions)
	Balance at	Charged to Costs	Charged to Other		Balance at End of
	beginning of Period	and Expenses	Accounts	Write-offs	Period
			(in thousands)
Allowance for doubtful accounts :

Year ended 12/31/2004	$30	$20	$—	$(32)	$18
Year ended 12/31/2003	16	14	—	—	30
Year ended 12/31/2002	34	12	—	(30)	16

Valuation allowance for deferred tax asset:
Year ended 12/31/2004	$1,471	$12,870	$—	$—	$14,004
Year ended 12/31/2003	25,129	6,750	—	(30,408)	1,471
Year ended 12/31/2002	15,549	9,580	—	—	25,129

S-1

Exhibit Index

Exhibit
Number	Exhibit
10.18	Second Amended and Restated Real Property Sublease Agreement

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002