Form 10-Q
period 2005-03-31
BRILLIAN CORP
filed 2005-05-16
CIK 1232229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act Of 1934

For the Quarter Ended March 31, 2005

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

YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF APRIL 30, 2005
Common stock	6,935,335
Par value $.001 per share

BRILLIAN CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRILLIAN CORPORATION

CONDENSED BALANCE SHEETS
(unaudited)
(in thousands)

	MARCH 31,	DECEMBER 31,
	2005	2004

ASSETS

Current Assets:
Cash and cash equivalents	$2,975	$8,195
Short-term investments	—	13
Accounts receivable, net	785	339
Inventories	7,205	5,400
Other current assets	198	368

Total current assets	11,163	14,315

Property, plant and equipment, net	5,552	6,082
Other investments	1,119	1,119

Total Assets	$17,834	$21,516

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,097	$1,230
Accrued compensation	343	216
Accrued liabilities	831	1,462

Total current liabilities	4,271	2,908

Commitments and Contingencies

Stockholders’ Equity:
Common stock	7	7
Additional paid-in capital	58,130	58,007
Deferred compensation	(531)	(616)
Accumulated deficit	(44,043)	(38,790)

Total stockholders’ equity	13,563	18,608

Total Liabilities and Stockholders’ Equity	$17,834	$21,516

The accompanying notes are an integral part of these condensed financial statements.

BRILLIAN CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2005	2004
Net product sales	$858	$340
Design and engineering services	—	138

Total net sales	858	478

Costs and Expenses:
Cost of sales – products	3,152	2,262
Cost of sales – design and engineering services	—	122
Selling, general, and administrative	996	1,086
Research and development	1,993	2,454

Total costs and expenses	6,141	5,924

Operating loss	(5,283)	(5,446)

Other Income (Expense):
Interest, net	30	44

Net Loss	$(5,253)	$(5,402)

Loss per Common Share:
Basic and diluted	$(0.75)	$(1.00)

Weighted Average Number of Common Shares:
Basic and diluted	6,984	5,380

The accompanying notes are an integral part of these condensed financial statements.

BRILLIAN CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(5,253)	$(5,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	628	865
Stock compensation	85	220
Deferred revenue	—	276
Provision for doubtful accounts	(1)	(6)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(445)	245
Increase in inventories	(1,805)	(469)
Decrease in other current assets	170	284
Increase in accounts payable and accrued liabilities	1,363	997

Net cash used in operating activities	(5,258)	(2,990)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(98)	(1,268)
Purchase of intangibles	—	(176)
Proceeds from maturities/sales of short-term investments	13	3,958

Net cash (used in) provided by investing activities	(85)	2,514

Cash Flows from Financing Activities:
Issuance of shares related to Employee Stock Purchase Plan	123	96
Stock options exercised	—	53

Net cash provided by financing activities	123	149

Net decrease in cash and cash equivalents	(5,220)	(327)
Cash and cash equivalents, beginning of period	8,195	2,417

Cash and cash equivalents, end of period	$2,975	$2,090

The accompanying notes are an integral part of these condensed financial statements.

BRILLIAN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A	Organization and Basis of Presentation

We design and develop large-screen, rear-projection, high-definition televisions, or HDTVs, utilizing our proprietary liquid crystal on silicon, or LCoSTM, microdisplay technology. We market our HDTVs for sale under the brand names of retailers, including high-end audio/video manufactures, distributors of high-end consumer electronics, and consumer electronics retailers. We have established a virtual manufacturing model utilizing third-party contract manufacturers to produce our HDTVs, which incorporate the LCoS microdisplays that we manufacture. We also offer a broad line of LCoS microdisplay products and subsystems that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.

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

On September 1, 2003, we and TFS entered into a Master Separation and Distribution Agreement under which TFS transferred to us substantially all of the assets of, and we assumed substantially all of the corresponding liabilities of, TFS’ microdisplay business. On September 15, 2003, TFS distributed all outstanding shares of Brillian common stock owned by TFS to TFS stockholders as a dividend (the “spin-off”). Each TFS stockholder of record as of September 4, 2003, received one share of our stock for every four shares of TFS common stock they owned. In addition, we entered into ancillary agreements that govern various ongoing relationships between us and TFS. In connection with the spin-off, TFS received a ruling from the Internal Revenue Service (the “IRS”) that the spin-off would be tax free. In connection with the spin-off, TFS provided initial cash funding in the amount of $20.9 million, net of $1.1 million of spin-off related costs incurred prior to the spin-off.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with our December 31, 2004 financial statements and the accompanying notes thereto.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred recurring operating losses and negative cash flows since our inception as a division of TFS. We have never been profitable. Our net loss for the quarter ended March 31, 2005, was $5.3 million, and was $32.9 million, $18.7 million, and $23.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. Net cash used in operating activities was $5.3 million for the quarter ended March 31, 2005, and $18.9 million, $15.9 million, and $20.1 million for the years ended December 31, 2004, 2003, and 2002, respectively. At March 31, 2005, we had $6.9 million of working capital, including cash and cash equivalents of $3.0 million. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.

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

The successful introduction of an HDTV product to market and securing volume orders from consumer electronics retailers for HTDVs represent a key ingredient in our success. In the second quarter of 2004, we signed a supply agreement to provide HDTVs to Sears Roebuck and Company. In the third quarter of 2004, we began shipping HDTVs to Sears. Also in the third quarter of 2004, our supplier of light engines, a major sub-assembly of the HDTV, informed us that they were unable to supply us with the volume of light engines necessary to satisfy our requirements. As a result of our not being able to supply the required number of HDTVs, Sears exercised their option to terminate the supply agreement. In the fourth quarter of 2004, our light engine supplier informed us that they would not be able to manufacture the light engine in volume until the second quarter of 2005. In March of 2005, we received authorization from our light engine supplier to have the light engine manufactured on our behalf by a third party manufacturer and granted us a perpetual license to the light engine technology. In April, 2005, we selected Suntron Corporation to manufacture light engines on our behalf. We currently believe that light engine availability will begin to increase in the third quarter of 2005 and that capacity will exceed 1,000 units per month in the fourth quarter of 2005.

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

Note B	Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$6,449	$4,479
Work-in-process	381	806
Finished goods	375	115

	$7,205	$5,400

Note C	Property, plant, and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Leasehold improvements	$569	$569
Equipment	16,283	16,185
Furniture	78	78

	16,930	16,832
Less accumulated depreciation	(11,378)	(10,750)

	$5,552	$6,082

Note D	Loss per Share

Basic and diluted loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three-month periods ended March 31, 2005, and 2004. For the three-month periods ended March 31, 2005, and 2004, the effect of approximately 1.6 million and 1.4 million stock options were excluded from the calculation of diluted loss per share, as their effect would have been antidilutive and decreased the loss per share.

Note E	Segment Reporting, Sales to Major Customers, and Geographic Information

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

Projection device sales, which include HDTV sales, for the three months ended March 31, 2005, were $690,000, or 80% of sales, while near-to-eye sales were $168,000, or 20% of sales. During the same period in 2004, projection device sales, which included $138,000 of design and engineering sales, were $298,000, or 62% of sales, and near-to-eye sales were $180,000, or 38% of sales.

For the three months ended March 31, 2005, sales to SEOS Ltd., BAE Systems Avionics, and I-O Display accounted for 23%, 15%, and 13%, respectively, of our net sales. For the three months ended March 31, 2004, sales to I-O Display, Kodak, and Zehda Technology accounted for approximately 28%, 25%, and 22%, respectively, of our net sales.

We also track net sales by geographic location. Net sales by geographic area are determined based upon the location of the end customer. The following sets forth net sales (in thousands) for our geographic areas:

	North
	America	Asia	Europe	Total
Three months ended March 31, 2005
Net sales	$326	$14	$518	$858

Three months ended March 31, 2004
Net sales	$314	$107	$57	$478

Note F	Transactions with TFS

On the spin-off date, we and TFS entered into a series of agreements to facilitate our separation from TFS. These agreements included certain transitional services, leases, intellectual property transfers, and tax sharing agreements. In the three-month period ended March 31, 2005, we paid TFS $272,000 for rent and $33,000 for engineering and design services related to the development of printed circuit board assemblies and for purchases of these assemblies for our HDTV product. In the three-month period ended March 31, 2004, we paid TFS $234,000 for rent, $32,000 for engineering services and $553,000 engineering and design services related to the development of printed circuit board assemblies and for purchases of these assemblies for our HDTV product.

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

Real Property Sublease Agreement

On December 22, 2004, we and TFS amended and restated the Real Property Sublease Agreement under which we lease office and manufacturing space in the TFS headquarters building. The initial term of the sublease now terminates December 16, 2009, with automatic one-year renewal terms thereafter unless either party elects to terminate the sublease upon notice delivered at least six months prior to the expiration of the then applicable sublease term. The agreement also sets forth certain circumstances under which all or a portion of the sublease may be terminated without penalty. We sublease approximately 55,780 square feet of the building from TFS and share certain common areas in the building with TFS. Our monthly rent payable to TFS is $61,592 plus $28,963 for normal and customary services in connection with the operation and maintenance of the building. This amount does not, however, include water or electrical utilities, which we pay separately based on our use of those items. The sublease is not assignable by us without the prior written consent of TFS, which consent may be withheld by TFS in its sole discretion.

Note G	Commitments and Contingencies:

We made a guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. VoiceViewer is unable to meet its current obligations under the loan agreement. We and the other guarantors are making payments as they become due. We have determined that it is probable that VoiceViewer will be unable to meet its future obligations under the loan agreement. Therefore, at March 31, 2005, we have accrued $292,000, which represents our maximum remaining obligation under the guarantee. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.

Note H	Stock Compensation:

Our 2003 Incentive Compensation Plan was adopted by our board of directors and approved by our stockholder on August 26, 2003. Under the 2003 Incentive Compensation Plan, an aggregate of 1,650,000 shares of common stock were originally available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock, the granting of stock appreciation rights, and the granting of stock equivalents. On the first day of each fiscal year, an additional number of shares equal to 4% of the total number of shares then outstanding is added to the number of shares that may be subject to the granting of awards.

Prior to the spin-off, certain of our employees were granted options to purchase TFS common stock under TFS’ stock-based compensation plans. In connection with the spin-off, each outstanding TFS option granted prior to the spin-off was converted into both an adjusted TFS option and a substitute Brillian option. The treatment of such TFS options and the substitute Brillian options is identical for those employees who remained employees of TFS immediately after the spin-off and for those employees who became employees of Brillian in connection with the spin-off. These TFS options were converted in a manner that preserved the aggregate exercise price of each option, which was allocated between the adjusted TFS option and the substitute Brillian option, and each preserved the ratio of the exercise price to the fair market value of the stock subject to the option. For employees who remained employees of TFS after the spin-off, employment with TFS will be taken into account in determining when each substitute Brillian option becomes exercisable and when it terminates, and in all other respects the terms of the substitute option is substantially the same as the original TFS option. Under this arrangement, on September 15, 2003, we issued options to purchase 750,275 shares of Brillian common stock. Of these options, 600,410 were issued to employees who remained employees of TFS after the spin-off. Options granted under TFS’ plans generally vest over a four-year period and are exercisable for a term of 10 years.

In addition to the Brillian substitute options granted under the terms of the Master Separation and Distribution Agreement, on September 4, 2003, we granted options to our employees to purchase approximately 526,000 shares of our common stock. Options with respect to approximately 300,000 shares have a vesting period of 32 months, and the remaining options have vesting periods of 50 months. Additionally, on September 4, 2003, we granted approximately 56,000 shares of restricted common stock to employees with a vesting period of one year. As of March 31, 2005, all shares of this restricted common stock had vested and been issued. On September 4, 2003, the spin-off had not been completed and, therefore, no market had developed for our common stock. For purposes of setting the exercise price of the options granted on that date, fair market value was estimated by our board of directors. Based on the initial trading prices of our common stock, we recorded deferred compensation of approximately $1.5 million related to the stock option and restricted stock grants of September 4, 2003. The total amount of deferred compensation will be expensed over the vesting terms of the options and shares of restricted stock. During the quarter ended March 31, 2005, we recorded non-cash compensation expense of $85,000 related to option grants.

On January 26, 2005, our Board of Directors approved the immediate vesting of certain unvested stock options previously awarded to employees (the “Accelerated Options”), and re-priced certain stock options previously awarded to employees (the “Re-priced Options”). The Board did not accelerate vesting or re-price any stock options previously awarded to officers and directors. The Accelerated Options and Re-priced Options were issued under our 2003 Incentive Compensation Plan. The Board considered the need to retain employees in light of recent stock price declines and that there were no merit increases, nor cash bonuses, paid to employees in 2004. The Board also recognized that the exercise of any Accelerated Options would bring cash into the Company. The closing market price per share of our common stock on January 26, 2005 was $2.42 and the exercise prices of the approximately 183,000 Accelerated Options on that date ranged from $3.27 to $67.60. The original exercise prices of the 268,950 Re-priced Options ranged from $3.90 to $12.06 and were re-priced to $2.42. The original vesting schedules and all other terms of the Re-priced Options, except the exercise prices, were not modified. Until the Re-priced Options are exercised, forfeited, or expire unexercised, future compensation expense may result due to variable accounting rules.

Employees will benefit from the accelerated vesting of their stock options in the event they terminate their employment with or service to the Company prior to the completion of the original vesting terms, as they would have the ability to exercise certain options that would have otherwise been forfeited. For those employees who do benefit from the accelerated vesting, we are required to record additional stock-based compensation expense equal to the intrinsic value of the option on the date of modification.

On February 28, 2005, 100,000 Restricted Stock Units were issued to certain officers of the Company. The Restricted Stock Units expire on February 28, 2010 and may be exchanged for our common stock on a one-for-one basis providing certain cash flow objectives are attained. At March 31, 2005, the Company had not recognized any compensation related to these awards.

Pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we account for options granted to our employees pursuant to Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. We have computed compensation cost, for pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method with the following weighted assumptions: risk-free interest rates of 3.81% and 2.99% for the options granted during periods ended March 31, 2005, and 2004; expected dividend yields of zero for all scenarios; expected lives of 5.0 years for all scenarios; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 123% and 74% for options granted during the periods ended March 31, 2005, and 2004. Had compensation cost for these plans been determined consistent with SFAS No. 123, our net loss and loss per share for the three-months ended March 31, 2005, and 2004 would have been as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net loss:
As reported	$(5,253)	$(5,402)

Stock-based compensation included in net loss as reported	$85	$80
Total stock-based employee compensation expenses determined under fair value based method for all awards	(420)	(311)

Pro forma net loss	$(5,588)	$(5,633)

Basic and diluted net loss per share:
As reported	$(0.75)	$(1.00)
Pro forma	$(0.80)	$(1.05)

Note I	Recently Issued Accounting Standards:

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” that will require compensation costs related to share-based payment transactions with employees to be recognized in our financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123 (revised 2004) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and is effective as of the first annual reporting period that begins after June 15, 2005. We have not completed the process of evaluating the impact that the adoption of Statement 123 (revised 2004) will have on our financial position or results of operations.

On November 24, 2004, the FASB issued Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not completed the process of evaluating the impact that the adoption of Statement 151 will have on our financial position or results of operations.

Note J	Subsequent Event:

On April 20, 2005, we issued $2.5 million of 7% Convertible Debentures and $2.0 million of 9% Senior Secured Debentures, both maturing on April 20, 2008, to institutional investors. The 7% Convertible Debentures are convertible into shares of our common stock at a conversion price of $1.57 per share. Subject to shareholder approval, interest on the 7% Convertible Debentures is payable, at our option, in either stock or cash. The 9% Senior Secured Debentures are secured by a first lien on our assets. The purchasers of both issues have also received five-year options to purchase, for an exercise price of $1.57 per share, approximately 1.75 million shares of our common stock beginning 181 days from closing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

     The statements contained in this report on Form 10-Q which are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2005 and thereafter; the amounts, prices, timing, or terms under which we sell HDTVs to our customers; technological innovations; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.

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

     We derive revenue from the sale of our microdisplay products and from providing design and engineering services. During 2004, we recorded revenue from product sales of $2.3 million, or 84% of net sales, and revenue from design and engineering services of $426,000, or 16% of net sales. We have never been profitable. Our net loss for the quarter ended March 31, 2005, was $5.3 million, and was $32.9 million, $18.7 million, and $23.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, investments, fixed assets, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Deferred tax assets resulting from net operating losses and tax credits generated by our pre-spin-off operations were retained by TFS in accordance with applicable tax law. We do not expect to record a tax benefit on any losses that we incur until we have a history of profitability.

     Long-term assets, such as property, plant, and equipment, intangibles, and other investments, are originally recorded at cost. On an ongoing basis, we assess these assets to determine if their current recorded value is impaired. When assessing these assets, we consider projected future cash flows to determine if impairment is applicable. These cash flows are evaluated for objectivity by using weighted probability techniques and also comparisons of past performance against projections. We may also identify and consider independent market values of assets that we believe are comparable. If we were to believe that an asset’s value was impaired, we would write down the carrying value of the identified asset and charge the impairment as an expense in the period in which the determination was made. During the fourth quarter of 2004, we recorded an impairment charge of $10.2 million related to long-lived assets in accordance with this policy.

     Because our business serves new and developing markets, is based on a relatively new technology, and is expected to be significantly influenced by the introduction of new HDTV products, accurately forecasting revenue for a particular future period is difficult. To date, the majority of our product sales to customers have been for their use in designing their end products or for improving their production processes as opposed to volume production lots. Therefore, the amount of revenue recorded in any given period may fluctuate significantly, and predictable revenue trends have not yet developed. While we anticipate that our revenue will increase, there can be no assurances that this will occur or when it will occur. Because a significant amount of our expenses are fixed in nature and we still experience low manufacturing volumes, we anticipate that the amount of revenue recognized during the first half of 2005 will not result in a material change to our cash consumption rate. We do anticipate, however, that as we continue the move into volume production, we will continue to improve our manufacturing yields and more fully absorb our fixed costs, which will result in improved gross margins and results of operations. However, as we continue to increase our revenue and shift our product mix predominantly to HDTVs, we will use cash to finance increases in working capital.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

     Net Sales. Net sales increased 79% to $858,000 in the first quarter of 2005 from $478,000 in the first quarter of 2004. Product sales increased to $858,000 in the first quarter of 2005 from $340,000 in the first quarter of

2004. There were no design and engineering services revenues recorded in the first quarter of 2005, compared with $138,000 recorded in the first quarter of 2004.

     Projection device sales, which include HDTV sales, for the three months ended March 31, 2005, were $690,000, or 80% of net sales, while near-to-eye sales were $168,000, or 20% of net sales. During the same period in 2004, projection device sales were $298,000, or 62% of net sales, and near-to-eye sales were $180,000, or 38% of net sales.

     Net sales in North America totaled $326,000, or 38% of total net sales, in the first quarter of 2005 compared with $314,000, or 66% of total net sales, in the first quarter of 2004. Net sales in Asia totaled $14,000, or 2% of total net sales, in the first quarter of 2005 compared with $107,000, or 22% of total net sales, in the first quarter of 2004. Net sales in Europe totaled $518,000, or 60% of total net sales, the first quarter of 2005 compared with $57,000, or 12% of total net sales, in the first quarter of 2004.

     Cost of Sales. Cost of sales was $3.2 million, or 367% of net sales, in the first quarter of 2005 compared with $2.4 million, or 499% of net sales, in the first quarter of 2004. The large negative gross margin in each period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to fully absorb the cost of our manufacturing infrastructure.

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

     Selling, General, and Administrative Expense. Selling, general, and administrative expense decreased 8% to $996,000 in the first quarter of 2005 from $1.1 million in the first quarter of 2004, primarily because of lower compensation costs. A savings of $160,000, resulting from not awarding bonuses in 2005, was partially offset by an $80,000 increase in 2005 salaries due to increased staffing.

     Research and Development Expense. Research and development expense decreased 19% to $2.0 million in the first quarter of 2005 from $2.5 million in the first quarter of 2004. A current period $679,000 reduction in non-recurring engineering (NRE) costs was partially offset by a $100,000 increase in salaries and benefits. NRE in the prior year was especially high because of development of our first HDTV. Salaries increased in the current period because of increased staffing.

     Net Loss. Net loss was $5.3 million in the first quarter of 2005 compared with a net loss of $5.4 million in the first quarter of 2004.

Liquidity and Capital Resources

     At March 31, 2005, we had cash and cash equivalents of $3.0 million, compared with $8.2 million at December 31, 2004.

     In the first quarter of 2005, we had $5.3 million in net cash outflow from operating activities compared to $3.0 million in the first quarter of 2004. Most of the cash outflow in each period related to our losses. Our depreciation and amortization expense was $628,000 in the first quarter of 2005 and $865,000 in the first quarter of 2004.

     In the first quarter of 2005, investing activities used $85,000; proceeds from the sale of investments provided $13,000, and purchases of property and equipment used $98,000. During the first quarter of 2004, investing activities provided $2.5 million; we received proceeds from the sale of short-term investments of $4.0 million, while purchases of property and equipment totaled $1.3 million and purchases of intangibles totaled $176,000.

     We have incurred recurring operating losses and negative cash flows since our inception as a division of TFS. Our net losses were $32.9 million, $18.7 million, and $23.2 million in 2004, 2003, and 2002, respectively. At March 31, 2005, we had $6.9 million of working capital, including cash and cash equivalents of $3.0 million.

     The successful introduction of an HDTV product to market and securing volume orders from consumer electronics retailers for HTDVs represent a key ingredient in our success. In the second quarter of 2004, we signed a supply agreement to provide HDTVs to Sears Roebuck and Company. In the third quarter of 2004, we began shipping HDTVs to Sears. Also in the third quarter of 2004, our supplier of light engines, a major sub-assembly of the HDTV, informed us that they were unable to supply us with the volume of light engines necessary to satisfy our requirements and granted us a temporary license to build light engines. As a result of our not being able to supply the required number of HDTVs, Sears exercised their option to terminate the supply agreement. In the fourth quarter of 2004, our light engine supplier informed us that they would not be able to manufacture the light engine in volume until the second quarter of 2005, and granted us a temporary license to build light engines. In March 2005, we received authorization from our light engine supplier to have the light engine manufactured on our behalf by a third party manufacturer and granted us a perpetual license to the light engine technology. In April, 2005, we selected Suntron Corporation to manufacture light engines on our behalf. We currently believe that light engine availability will begin to increase in the third quarter of 2005 and that capacity will exceed 1,000 units per month in the fourth quarter of 2005.

     We are currently manufacturing a limited quantity of light engines in our manufacturing facility in Tempe, Arizona. This will allow us to manufacture a limited number of HDTVs and support low volume customers until we can obtain a high volume supply of light engines. Until we obtain a high volume supply of light engines, we will not be able to manufacture and sell a sufficient number of HDTVs to achieve positive cash flow or profitability. As a result of this situation, we believe that our cash balances on March 31, 2005 will not be sufficient to finance our operations through 2005, and that we will need to obtain debt or additional equity financing. On April 20, 2005, we issued $2.5 million of convertible debentures and $2.0 million of senior secured debentures. However, we will still require additional debt or equity financing to finance our operations through 2005. We are actively pursuing additional capital, but we currently have no commitments or understandings regarding any additional funding with any person or firm. We can provide no assurance that we will be able to obtain any necessary financing on satisfactory terms, or at all. We believe that obtaining orders from customers and announcing progress towards obtaining a high volume supply of light engines will increase our ability to raise additional debt or equity financing.

Aggregate Contractual Obligations:

     The following table lists our commercial commitments:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less
Other Commercial Commitments	Committed	than 1 Year	1-3 Years	4-5 Years	6 Years and Over
	(in thousands)
Facilities leases	$5,250	$1,162	$2,187	$1,901	$—
Development agreements	$150	$150	$—	$—	$—
Purchase orders	$3,400	$3,400	$—	$—	$—
Guarantee	$292	$292	$—	$—	$—

     We have contractual commitments for property leases for our Tempe headquarters and for our development center in Boulder, Colorado. In addition, we have contractual commitments related to the development and production of our HDTV products and have issued purchase orders to vendors for materials totaling approximately $3.4 million.

     We made a guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. VoiceViewer is unable to meet its current obligations under the loan agreement. We and the other guarantors are making payments as they become due. We have determined that it is probable that VoiceViewer will be unable to meet its future obligations under the loan agreement. Therefore, at March 31, 2005, we have accrued $292,000, which represents our maximum remaining obligation under the guarantee. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.

     We believe that the contribution by TFS of the assets related to our business and the assumption by us of the related liabilities in exchange for our common stock, which was part of the spin-off, should be treated as a reorganization within the meaning of Section 368(a)(1)(D) of the Code, and the distribution should qualify as a tax-free distribution under Section 355 of the Code. It should be noted that the application of Section 355 of the Code to the distribution is complex and may be subject to differing interpretation. If the distribution does not qualify as a tax-free distribution under Section 355 of the Code, then (i) TFS would recognize capital gains but not losses equal to the difference between the fair market value of our common stock on the date of the distribution and TFS’ tax basis in such stock; and (ii) the distribution may be taxable to individual stockholders, depending on their individual tax basis. In addition, we have indemnified TFS in the event the distribution is not tax-free to TFS because of actions taken by us or because of failure to take various actions. Certain of the events that could trigger this obligation may be beyond our control. In particular, the transaction may be taxable if the distribution is deemed to be part of a plan in which one or more persons acquire directly or indirectly stock representing a 50% or greater interest in either TFS or our company.

     At March 31, 2005, we had no debt. However, on April 20, 2005, we issued $2.5 million of 7% Convertible Debentures and $2.0 million of 9% Senior Secured Debentures, both maturing on April 20, 2008, to institutional investors. The 7% Convertible Debentures are convertible into shares of our common stock at a conversion price of $1.57 per share. Subject to shareholder approval, interest on the 7% Convertible Debentures is payable, at our option, in either stock or cash. The 9% Senior Secured Debentures are secured by a first lien on our assets. The purchasers of both issues also received five-year warrants to purchase, for an exercise price of $1.57 per share, approximately 1.75 million shares of our common stock beginning 181 days from closing.

     We have no capital lease obligations, unconditional purchase obligations, other long-term obligations, or any other commercial commitments except as noted above.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

Impact of Recently Issued Standards

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment that will require compensation costs related to share-based payment transactions with employees to be recognized in our financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123 (revised 2004) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and is effective as of the first annual reporting period that begins after June 15, 2005. We have not completed the process of evaluating the impact that the adoption of Statement 123 (revised 2004) will have on our financial position or results of operations.

On November 24, 2004, the FASB issued Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not completed the process of evaluating the impact that the adoption of Statement 151 will have on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

     At March 31, 2005, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We hold no investment securities that would require disclosure of market risk.

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

     We have not attempted to hedge or otherwise mitigate this risk because our exposure to any given currency is nominal. A change in the currency exchange rate of 10% in any given currency would not have a material impact on our results of operations. If, in the future, our exposure to a given currency increases, we would contemplate hedging at that time. Based on the foregoing, we cannot provide assurance that fluctuations in currency exchange rates in the future will not have an adverse effect on our operations.

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

BRILLIAN CORPORATION

Date: May 16, 2005	By:	/s/ Vincent F. Sollitto Jr.

Vincent F. Sollitto, Jr.
President and Chief Executive Officer

	By:	/s/ Wayne A. Pratt

Wayne A. Pratt
Vice President, Chief Financial Officer, Secretary, and Treasurer