Form 10-Q
period 2005-06-30
BRILLIAN CORP
filed 2005-08-15
CIK 1232229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2005
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	OUTSTANDING AS OF JULY 31, 2005

Common	7,322,605
Par value $.001 per share

BRILLIAN CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRILLIAN CORPORATION
CONDENSED BALANCE SHEETS
(in thousands)

	June 30,	DECEMBER 31,
	2005	2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,172	$8,195
Short-term investments	—	13
Accounts receivable, net	814	339
Inventories	6,103	5,400
Other current assets	535	368

Total current assets	8,624	14,315

Property, plant and equipment, net	5,480	6,082
Other investments	1,119	1,119

Total Assets	$15,223	$21,516

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,798	$1,230
Accrued compensation	183	216
Accrued liabilities	564	1,462

Total current liabilities	3,545	2,908

Long-term debt (net of $2,527 discount)	1,973	—

Stockholders’ Equity:
Common stock	7	7
Additional paid-in capital	60,952	58,007
Deferred compensation	—	(616)
Accumulated deficit	(51,254)	(38,790)

Total stockholders’ equity	9,705	18,608

Total Liabilities and Stockholders’ Equity	$15,223	$21,516

The accompanying notes are an integral part of these condensed financial statements.

BRILLIAN CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net product sales	$1,006	$1,035	$1,864	$1,375
Design and engineering services	—	99	—	237

Total net sales	1,006	1,134	1,864	1,612

Costs and Expenses:
Cost of sales — products	4,007	2,586	7,159	4,848
Cost of sales — design and engineering services	—	67	—	189
Selling, general, and administrative	1,195	1,107	2,191	2,193
Research and development	2,764	2,104	4,757	4,558

	7,966	5,864	14,107	11,788

Operating loss	(6,960)	(4,730)	(12,243)	(10,176)

Other Income (Expense):
Interest, net	(251)	64	(221)	108
Realized loss on short-term investment	—	(41)	—	(41)
Loss on investment in start-up company	—	(131)	—	(131)

	(251)	(108)	(221)	(64)

Net Loss	$(7,211)	$(4,838)	$(12,464)	$(10,240)

Loss per common share:
Basic and diluted	$(1.03)	$(0.78)	$(1.78)	$(1.77)

Weighted average number of common shares:
Basic and diluted	6,992	6,188	6,988	5,784

The accompanying notes are an integral part of these condensed financial statements.

BRILLIAN CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(12,464)	$(10,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,232	1,730
Amortization of debenture discount and offering costs	202	—
Stock compensation	536	444
Stock issued to pay interest	35	—
Stock issued for services	138	—
Deferred revenue	—	168
Provision for doubtful accounts	(1)	10
Loss on investment in start-up company	—	131
Changes in assets and liabilities:
Increase in accounts receivable	(474)	(408)
Increase in inventories	(703)	(1,161)
(Increase) decrease in other assets	(167)	353
Increase in accounts payable and accrued liabilities	637	1,075

Net cash used in operating activities	(11,029)	(7,898)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(630)	(1,920)
Purchase of intangibles	—	(243)
Purchase of investments	—	(79)
Proceeds from maturities/sales of short-term investments	13	12,067

Net cash provided by (used in) investing activities	(617)	9,825

Cash Flows from Financing Activities:
Proceeds of debenture offering	4,500	—
Proceeds of public stock offering	—	11,969
Issuance of shares related to Employee Stock Purchase Plan	123	96
Stock options exercised	—	53

Net cash provided by financing activities	4,623	12,118

Net increase (decrease) in cash and cash equivalents	(7,023)	14,045
Cash and cash equivalents, beginning of period	8,195	2,417

Cash and cash equivalents, end of period	$1,172	$16,462

Supplemental Cash Flow Information:
Cash paid for interest	$21	$—

The accompanying notes are an integral part of these condensed financial statements.

BRILLIAN CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Note A Organization and Basis of Presentation
We design and develop large-screen, rear-projection, high-definition televisions, or HDTVs, utilizing our proprietary liquid crystal on silicon, or LCoSTM, microdisplay technology. We market our HDTVs for sale under the brand names of retailers, including high-end audio/video manufacturers, distributors of high-end consumer electronics, and consumer electronics retailers. We have established a virtual manufacturing model utilizing third-party contract manufacturers to produce our HDTVs, which incorporate the LCoS microdisplays that we manufacture. We also offer a broad line of LCoS microdisplay products and subsystems that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.
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
The accompanying unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three- and six-month periods ended June, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with our December 31, 2004 financial statements and the accompanying notes thereto.
The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred recurring operating losses and negative cash flows since our inception as a division of TFS. We have never been profitable. Our net loss for the six months ended June 30, 2005, was $12.5 million, and was $32.9 million, $18.7 million, and $23.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. Net cash used in operating activities was $11.0 million for the six months ended June 30, 2005, and $18.9 million, $15.9 million, and $20.1 million for the years ended December 31, 2004, 2003, and 2002, respectively. At June 30, 2005, we had $5.1 million of working capital, including cash and cash equivalents of $1.2 million. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.
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

The successful introduction of an HDTV product to market and securing volume orders from consumer electronics retailers for HTDVs represent a key ingredient in our success. In the second quarter of 2004, we signed a supply agreement to provide HDTVs to Sears Roebuck and Company. In the third quarter of 2004, we began shipping HDTVs to Sears. Also in the third quarter of 2004, our supplier of light engines, a major sub-assembly of the HDTV, informed us that they were unable to supply us with the volume of light engines necessary to satisfy our requirements. As a result of our not being able to supply the required number of HDTVs, Sears exercised their option to terminate the supply agreement. In the fourth quarter of 2004, our light engine supplier informed us that they would not be able to manufacture the light engine in volume until the second quarter of 2005. In March 2005, we received authorization from our light engine supplier to have the light engine manufactured on our behalf by a third party manufacturer and granted us a perpetual license to the light engine technology. In April 2005, we selected Suntron Corporation to manufacture light engines on our behalf. We currently believe that light engine availability will begin to increase in the fourth quarter of 2005 and that capacity will exceed 1,000 units per month by the end of the fourth quarter of 2005.

Note B Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004

Raw materials	$5,152	$4,479
Work-in-process	614	806
Finished goods	337	115

	$6,103	$5,400

We write down inventories for estimated obsolescence and to the lower of cost or market. During the six months ended June 30, 2005, we increased our reserve for obsolescence approximately $250,000, and as a result of reducing the selling price of our 720P HDTV, we wrote down the carrying value of light engine materials in inventory approximately $1.0 million.
Note C Property, plant, and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004

Leasehold improvements	$569	$569
Equipment	16,815	16,185
Furniture	78	78

	17,462	16,832
Less accumulated depreciation	(11,982)	(10,750)

	$5,480	$6,082

Note D Loss per Share
Basic and diluted loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three- and six-month periods ended June 30, 2005 and 2004. For the three- and six-month periods ended June 30, 2005, and 2004, the effect of approximately 1.5 million and 1.6 million stock options, respectively, was excluded from the calculation of diluted loss per share as their effect would have been antidilutive and would have decreased the loss per share. In addition, for the three- and six-month periods ended June 30, 2005, approximately 1.8 million warrants and approximately 1.6 million shares of stock issuable upon conversion of convertible promissory notes were excluded from the calculation of diluted loss per share as their effect would also have been antidilutive and would have decreased the loss per share.
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
Projection device sales, which include HDTV sales, for the three- and six-months ended June 30, 2005, were $840,000 and $1.5 million, or 84% and 82% of sales, respectively, while near-to-eye sales were $166,000 and $334,000, or 16% and 18% of sales, respectively. During the same periods in 2004, projection device sales were $435,000 and $733,000, or 38% and 45% of sales, respectively, while near-to-eye sales were $699,000 and $879,000, or 62% and 55% of sales, respectively. In the three- and six-months ended June 30, 2004, projection device sales included design and engineering services revenue of $99,000 and $237,000. There has been no design and engineering services revenue in 2005.
For the three months ended June 30, 2005, sales to SEOS Ltd, Rockwell Collins, Kaiser Electronics, and I-O Display accounted for approximately 27%, 27%, 15%, and 12%, respectively, of our net sales. For the three months ended June 30, 2004, sales to TQ Systems, I-O Display Systems, and Zhejiang Jincheng accounted for approximately 38%, 20%, and 17%, respectively, of our net sales.
For the six months ended June 30, 2005, sales to SEOS Ltd., Rockwell Collins, and I-O Display Systems accounted for approximately 25%, 14%, and 12%, respectively, of our net sales. For the six months ended June 30, 2004, sales to TQ Systems, I-O Display Systems, Kodak, and Zhejiang Jincheng accounted for approximately 28%, 23%, 13%, and 12%, respectively, of our net sales.
We also track net sales by geographic location. Net sales by geographic area are determined based upon the location of the end customer. The following sets forth net sales (in thousands) for our geographic areas:

	North
	America	Asia	Europe	Total
Three months ended June 30, 2005
Net sales	$598	$16	$392	$1,006

Three months ended June 30, 2004
Net sales	$433	$242	$459	$1,134

Six months ended June 30, 2005
Net sales	$923	$31	$910	$1,864

Six months ended June 30, 2004
Net sales	$747	$349	$516	$1,612

Note F Transactions with TFS
On the spin-off date, we and TFS entered into a series of agreements to facilitate our separation from TFS. These agreements included certain transitional services, leases, intellectual property transfers, and tax sharing agreements. In the three- and six-month periods ended June 30, 2005, we paid TFS $272,000 and $544,000 for rent and $509,000 and $542,000 for engineering and design services related to the development of printed circuit board assemblies and for purchases of these assemblies for our HDTV product. In the three and six-month periods ended June 30, 2004, we paid TFS $200,000 and $434,000 for rent and IT management services, and $76,000 and $108,000 for engineering services. In addition, we paid $85,000 and $638,000 for engineering and design services related to the development of printed circuit board assemblies and for purchases of these assemblies for our HDTV product during the three and six-month periods ended June 30, 2004.
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

Note G Commitments and Contingencies:
We made a guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. VoiceViewer is unable to meet its current obligations under the loan agreement. We and the other guarantors are making payments as they become due. We have determined that it is probable that VoiceViewer will be unable to meet its future obligations under the loan agreement. Therefore, at June 30, 2005, we have accrued $265,000, which represents our maximum remaining obligation under the guarantee. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.
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
In addition to the Brillian substitute options granted under the terms of the Master Separation and Distribution Agreement, on September 4, 2003, we granted options to our employees to purchase approximately 526,000 shares of our common stock. Options with respect to approximately 300,000 shares have a vesting period of 32 months, and the remaining options have vesting periods of 50 months. Additionally, on September 4, 2003, we granted approximately 56,000 shares of restricted common stock to employees with a vesting period of one year. As of March 31, 2005, all shares of this restricted common stock had vested and been issued. On September 4, 2003, the spin-off had not been completed and, therefore, no market had developed for our common stock. For purposes of setting the exercise price of the options granted on that date, fair market value was estimated by our board of directors. Based on the initial trading prices of our common stock, we recorded deferred compensation of approximately $1.5 million related to the stock option and restricted stock grants of September 4, 2003. The total amount of deferred compensation was being expensed over the vesting terms of the options and shares of restricted stock. However, on April 1, 2005, we adopted SFAS 123R and eliminated the remaining deferred compensation against additional paid in capital. The remaining stock-based compensation expense related to these options will be recognized over the requisite service period of the individual grantees, which generally equals the vesting period.
On January 26, 2005, our Board of Directors approved the immediate vesting of certain unvested stock options previously awarded to employees (the “Accelerated Options”), and repriced certain stock options previously awarded to employees (the “Repriced Options”). The Board did not accelerate vesting or reprice any stock options previously awarded to officers and directors. The Accelerated Options and Repriced Options were issued under our 2003 Incentive Compensation Plan. The Board considered the need to retain employees in light of recent stock price declines and that there were no merit increases, nor cash bonuses, paid to employees in 2004. The Board also recognized that the exercise of any Accelerated Options would bring cash into our company. The closing market price per share of our common stock on January 26, 2005 was $2.42 and the exercise prices of the approximately 183,000 Accelerated Options on that date ranged from $3.27 to $67.60. The original exercise prices of the 268,950 Repriced Options ranged from $3.90 to $12.06 and were repriced to $2.42. The original vesting schedules and all other terms of the Repriced Options, except the exercise prices, were not modified.
On February 28, 2005, 100,000 Restricted Stock Units were issued to certain of our officers. The Restricted Stock Units expire on February 28, 2010 and may be exchanged for our common stock on a one-for-one basis providing certain cash flow objectives are attained. At June 30, 2005, we had not recognized any compensation related to these awards.
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective April 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options and performance awards. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Generally, options fully vest twelve to fifty months from the grant date and have a term of 10 years. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We provide newly issued shares to satisfy stock option exercises and for the issuance of performance awards.
Prior to April 1, 2005, we followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock-based compensation. Under APB 25, no compensation expense was recognized for stock options since the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. For the three-and six-month periods ended June 30, 2005, we recognized compensation expense in the amount of $366,000 and $451,000. Included in the compensation for the six months was recognition of deferred compensation related to certain stock options granted to our employees on September 4, 2003. Not included was compensation related to options accounted for under APB 25 in the period ended March 31, 2005. For the three- and six-month periods ended June 30, 2004, we recognized compensation expense in the amount of $81,000 and $162,000. The amounts for 2004 relate only to recognition of deferred compensation related to restricted stock and certain stock options granted to our employees on September 4, 2003. No other expense was recognized for stock options under APB 25.
As a result of the adoption of SFAS 123R, the incremental impact on our stock compensation expense caused our net loss for the three- and six-month periods ended June 30, 2005, to be $286,000 ($.04 per share) more than if we had continued to account for our equity compensation programs under APB 25.
FAS 123R requires us to present pro forma information for periods prior to the adoption as if we had accounted for all our employee stock options and performance awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options and performance awards at the date of the grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and earnings per share for the six-month period ended June 30, 2005 and the three- and six-months ended June 30, 2004, if we had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation.

	Six Months	Three Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,
	2005	2004	2004
Net loss as reported	$(12,464)	$(4,838)	$(10,240)
Add stock-based compensation included in net loss as reported	451	81	162
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(786)	(387)	(699)

Pro forma net loss	$(12,799)	$(5,144)	$(10,777)

Basic and diluted net loss per share:
As reported	$(1.78)	$(0.78)	$(1.77)
Pro forma	$(1.83)	$(0.83)	$(1.86)
We have computed compensation cost, for reporting and pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method.
The weighted-average fair value of the options granted during the six-month period ended June 30, 2005 was $1.61 per option, determined using the following assumptions:

Dividend yield:	N/A
Volatility:	123%
Risk-free interest rate:	3.81%
Expected life in years:	10
As of June 30, 2005, the total remaining unrecognized compensation expense related to unvested options amounted to $2.5 million, which will be amortized over the remaining requisite service periods. Estimated future annual compensation expense through 2007 and thereafter related to stock-based compensation as of June 30, 2005 is as follows (in thousands):

Fiscal Year	Amount
2005	$698
2006	949
2007	673
Thereafter	202

$2,522

Note I Recently Issued Accounting Standards:
On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” that will require compensation costs related to share-based payment transactions with employees to be recognized in our financial statements. With limited exceptions, the amount of compensation expense will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation expense will be recognized over the period that an employee provides service in exchange for the award. Statement 123 (revised 2004) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and is effective as of the first annual reporting period that begins after June 15, 2005. We adopted Statement 123 (revised 2004) on April 1, 2005.
On November 24, 2004, the FASB issued Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not completed the process of evaluating the impact that the adoption of Statement 151 will have on our financial position or results of operations.

Note J     Long-term Debt:
Long term debt consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
April 2005 7% Convertible Debentures maturing April 20, 2008, convertible at $1.57 per share
	$2,500	$—
April 2005 9% Senior Secured Debentures maturing April 20, 2008, secured by a first lien on our assets	2,000	—

	4,500	—
Less:
Discount and beneficial conversion feature on convertible debentures	2,338	—
Discount on secured debentures	189	—

Total	$1,973	$—

Future maturities of principal at June 30, 2005 are as follows (in thousands):

2006	$—
2007	—
2008	$4,500

Total	$4,500

Amortization of debt discount and beneficial conversion feature of approximately $175,000 is included in interest expense for the three- and six-month periods ended June 30, 2005. Subject to stockholder approval, interest on the 7% Convertible Debentures is payable, at our option, in either stock or cash. Due to the beneficial conversion feature and the value allocated to warrants issued with the convertible debt, the effective interest rate on the convertible debt is approximately 40%. Due to the value allocated to warrants issued with the secured debt, the effective interest rate on the secured debt is approximately 13%.
Note K     Subsequent Events:

Issuance of additional debentures. On July 12, 2005, we issued $5.0 million of 4% Convertible Debentures and $2.075 million of 9% Senior Secured Debentures, both maturing on July 12, 2008, to institutional investors. The 4% Convertible Debentures are convertible into shares of our common stock at a conversion price of $2.63 per share. Subject to stockholder approval, interest on the 4% Convertible Debentures is payable, at our option, in either stock or cash. The 9% Senior Secured Debentures are secured by a first lien on our assets. The purchasers of both issues have also received five-year warrants to purchase, for an exercise price of $2.63 per share, approximately 1.37 million shares of our common stock beginning 181 days from closing.

Definitive agreement to merge. On July 12, 2005, we announced that we had entered into a definitive agreement with Syntax Groups Corporation to merge. Under the merger agreement, Brillian and Syntax will merge in an all stock, tax free transaction. While Brillian will be the surviving legal entity, the current Syntax shareholders will own a majority of the combined company upon closing. In the event the merger is abandoned as a result of a material breach of the representations or warranties of Brillian or Syntax, or the failure by Brillian or Syntax to comply with any of its agreements or covenants, that party is required to pay the other the sum of $3.5 million as liquidated damages. As part of the agreement, Syntax has agreed to purchase $3.0 million of secured debentures from us over a three-month period starting in August. These notes will bear interest at 7% and be secured by a junior lien on our assets.

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
     We derive revenue from the sale of our microdisplay products and from providing design and engineering services. During 2004, we recorded revenue from product sales of $2.3 million, or 84% of net sales, and revenue from design and engineering services of $426,000, or 16% of net sales. We have never been profitable. Our net loss for the six months ended June 30, 2005, was $12.5 million, and was $32.9 million, $18.7 million, and $23.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.
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
     Because our business serves new and developing markets, is based on a relatively new technology, and is expected to be significantly influenced by the introduction of new HDTV products, accurately forecasting revenue for a particular future period is difficult. To date, the majority of our product sales to customers have been for their use in designing their end products or for improving their production processes as opposed to volume production lots. Therefore, the amount of revenue recorded in any given period may fluctuate significantly, and predictable revenue trends have not yet developed. While we anticipate that our revenue will increase, there can be no assurances that this will occur or when it will occur. Because a significant amount of our expenses are fixed in nature and we still experience low manufacturing volumes, we anticipate that the amount of revenue recognized during the second half of 2005 will not result in a material change to our cash consumption rate. We do anticipate, however, that as we continue the move into volume production, we will continue to improve our manufacturing yields and more fully absorb our fixed costs, which will result in improved gross margins and results of operations. However, as we continue to increase our revenue and shift our product mix predominantly to HDTVs, we will use cash to finance increases in working capital.
Results of Operations
  Three months ended June 30, 2005 compared to three months ended June 30, 2004
     Net Sales. Net sales decreased 11% to $1.0 million the second quarter of 2005 from $1.1 million in the second quarter of 2004. Product sales of $1.0 million in the second quarter of 2005 were essentially the same as in the second quarter of 2004. There were no design and engineering services revenues in the second quarter of 2005, compared to $99,000 in the second quarter of 2005.
     Projection device sales, which include HDTV sales, in the second quarter were $840,000, or 83% of net sales, while near-to-eye sales were $166,000, or 17% of net sales. During the same period in 2004, projection device sales were $435,000, or 38% of net sales, and near-to-eye sales were $699,000, or 62% of net sales.
     Net sales in North America totaled $598,000, or 59% of total net sales, in the second quarter of 2005 compared with $433,000, or 38% of total net sales, in the second quarter of 2004. Net sales in Asia totaled $17,000, or 2% of total net sales, in the second quarter of 2005 compared with $242,000, or 21% of total net sales, in the second quarter of 2004. Net sales in Europe totaled $391,000, or 39% of net sales, in the second quarter of 2005 compared with $459,000, or 41% of net sales, in the second quarter of 2004.
     Cost of Sales. Cost of sales was $4.0 million, or 398% of net sales, in the second quarter of 2005 compared with $2.7 million, or 234% of net sales, in the second quarter of 2004. Contributing to the increase in costs was a write-down of approximately $1.0 million of our light engine materials inventory to the lower of cost or market, and an increase in our allowance for obsolescence of approximately $250,000. The large negative gross margin in each period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure.
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
     Selling, General, and Administrative Expense. Selling, general, and administrative expense totaled $1.2 million in the second quarter of 2005, compared with $1.1 million in the corresponding quarter in 2004. The largest contributing factor to the increase was recognition of stock-based compensation expense related to the adoption of SFAS 123(R).
     Research and Development Expense. Research and development expense increased 31% to $2.8 million in the second quarter of 2005 from $2.1 million in the second quarter of 2004. Factors contributing to the increase included recognition of stock-based compensation expense related to the adoption of SFAS 123(R), and the write-off of costs related to the development of an HDTV light engine project.
     Interest Expense. During the second quarter we recorded net interest expense of $251,000 compared with $64,000 of interest income in the second quarter of 2004. The interest expense is related to the convertible and secured debentures and associated warrants we issued in April 2005. Under generally accepted accounting principles, we are required to measure the value of the warrants attached to debentures issued and the conversion feature of the convertible debentures issued. The resulting values are recorded as a discount to the debentures with a corresponding increase in additional paid-in capital. The original discount to the convertible debentures was equal to their face value of $2.5 million and the original discount to the secured debentures was $202,000. The discount, along with amortization of issuance costs, is being accreted to interest expense over the three-year term of the notes.
     Net Loss. Net loss was $7.2 million in the second quarter of 2005 compared with a net loss of $4.8 million in the second quarter of 2004.
Six months ended June 30, 2005 compared to six months ended June 30, 2004
     Net Sales. Net sales increased 16% to $1.9 million in the first half of 2005 from $1.6 million in the first half of 2004. Product sales increased to $1.9 million in the first half of 2005 from $1.4 million in the first half of

2004. There were no design and engineering services revenue in the first half of 2005 compared with $237,000 in the first half of 2004.
     Net sales in the projection market, which includes HDTV sales, totaled $1.5 million, or 82% of total net sales, in the first half of 2005 and $733,000, or 45% of total net sales, in the first half of 2004. The remaining net sales were in the near-to-eye market.
     Net sales in North America totaled $923,000, or 50% of total net sales, in the first half of 2005 compared with $747,000, or 46% of total net sales, in the first half of 2004. Net sales in Asia totaled $31,000, or 2% of total net sales, in the first half of 2005 compared with $349,000, or 22% of total net sales, in the first half of 2004. Net sales in Europe totaled $910,000, or 48% of net sales, in the first half of 2005 compared with $516,000, or 32% of net sales, in the first half of 2004.
     Cost of Sales. Cost of sales was $7.2 million, or 384% of net sales, in the first half of 2005 compared with $5.0 million, or 312% of net sales, in the first half of 2004. The large negative gross margin in each period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure.
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
     Selling, General, and Administrative Expense. Selling, general, and administrative expense of $2.2 million in the first half of 2005 was essentially unchanged from the first half of 2004.
     Research and Development Expense. Research and development expense increased 4% to $4.8 million in the first half of 2005 from $4.6 million in the first half of 2004.
     Net Loss. Net loss was $12.5 million in the first half of 2005 compared with a net loss of $10.2 million in the first half of 2004.
Liquidity and Capital Resources
     At June 30, 2005, we had cash, cash equivalents, and short-term investments of $1.2 million compared with $8.2 million at December 31, 2004.
     In the first half of 2005, we used $11.0 million of cash for operating activities compared with $7.9 million in the first half of 2004. Our depreciation and amortization expense was $1.2 million in the first half of 2005 and $1.7 million in the first half of 2004.
     In the first half of 2005, investing activities used $617,000. In the first half of 2004, net cash provided by investing activities totaled $9.8 million, which included proceeds from the sale of short-term investments of $12.1 million. Purchases of property and equipment totaled $630,000 in 2005, while purchases of property and equipment in 2004 were $1.9 million and purchases of intangibles totaled $243,000.
     In the first half of 2005, financing activities provided $4.6 million including $4.5 million from a debenture offering. During the first half of 2004, financing activities provided $12.1 million including $12.0 million from the proceeds of a public offering.
     We have incurred recurring operating losses and negative cash flows since our inception as a division of TFS. Our net loss for the six months ended June 30, 2005, was $12.5 million, and was $32.9 million, $18.7 million, and $23.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. Net cash used in operating activities was $11.0 million for the six months ended June 30, 2005, and $18.9 million, $15.9 million, and $20.1 million for the years ended December 31, 2004, 2003, and 2002, respectively. At June 30, 2005, we had $5.1 million of working capital, including cash and cash equivalents of $1.2 million.
     The successful introduction of an HDTV product to market and securing volume orders from consumer electronics retailers for HTDVs represent a key ingredient in our success. In the second quarter of 2004, we signed a supply agreement to provide HDTVs to Sears Roebuck and Company. In the third quarter of 2004, we began shipping HDTVs to Sears. Also in the third quarter of 2004, our supplier of light engines, a major sub-assembly of the HDTV, informed us that they were unable to supply us with the volume of light engines necessary to satisfy our requirements and granted us a temporary license to build light engines. As a result of our not being able to supply the required number of HDTVs, Sears exercised their option to terminate the supply agreement. In the fourth quarter of 2004, our light engine supplier informed us that they would not be able to manufacture the light engine in volume until the second quarter of 2005, and granted us a temporary license to build light engines. In March 2005, we received authorization from our light engine supplier to have the light engine manufactured on our behalf by a third party manufacturer and granted us a perpetual license to the light engine technology. In April 2005, we selected Suntron Corporation to manufacture light engines on our behalf. We currently believe that light engine availability will begin to increase in the fourth quarter of 2005 and that capacity will exceed 1,000 units per month by the end of the fourth quarter of 2005.
     We are currently manufacturing a limited quantity of light engines in our manufacturing facility in Tempe, Arizona. This will allow us to manufacture a limited number of HDTVs and support low volume customers until we can obtain a high volume supply of light engines. Until we obtain a high-volume supply of light engines, we will not be able to manufacture and sell a sufficient number of HDTVs to achieve positive cash flow or profitability.
     On July 12, 2005, we sold $5.0 million aggregate principal amount of our 4% convertible debentures, a 9% senior secured debenture in the principal amount of $2.075 million for a purchase price of $2.0 million, and warrants to purchase 1,365,570 shares of our common stock at an exercise price of $2.63 per share in private placements. In addition, we agreed to issue warrants to purchase an aggregate of 45,000 shares of our common stock to placement agents as compensation for services in connection with the financing. The cash proceeds from these transactions, net of estimated offering costs, was approximately $6.4 million. Generally accepted accounting principles require us to record the fair value of the conversion feature of the convertible debt and the warrants issued as a debt discount with the offset being recorded as an increase in additional paid-in capital in the equity section of the balance sheet. The amount of debt discount to be recorded on the convertible debentures is equal to the $5.0 million face value of the debentures. The amount of debt discount to be recorded on the senior secured debentures is $1.2 million. .
     The following table gives pro forma effect to the July 12, 2005 financing transactions described above, as if they had occurred on June 30, 2005 (in thousands):

	June 30, 2005	June 30, 2005
	Actual	Pro Forma
Convertible debentures, net of discount	$162	$162
Secured debentures, net of discount	1,811	2,644

Total long-term debt	1,973	2,806
Stockholders’ equity	9,705	15,872

Total capitalization	11,678	18,678
     On July 12, 2005, we announced a definitive agreement to merge with Syntax Groups Corporation (Syntax). Under the merger agreement, Brillian and Syntax will merge in an all stock, tax free transaction. While Brillian will be the surviving legal entity, the current Syntax shareholders will own a majority of the combined company upon closing. Therefore, it is anticipated that for accounting purposes, Syntax will be deemed the acquirer. Once the merger closes, the historical financial statements of Syntax will become the historical financial statements of Syntax-Brillian and the combined company will adopt Syntax’s June 30 fiscal year-end. In conjunction with the definitive agreement to merge, Syntax has agreed to purchase $3.0 million of secured debentures from us. We believe that the proceeds of the July financings and the commitment from Syntax to purchase $3.0 million of secured debentures will provide sufficient funding to execute our business plan through the close of the merger with Syntax.
Aggregate Contractual Obligations
     The following table lists our commercial commitments as of June 30, 2005:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less
Other Commercial Commitments	Committed	than 1 Year	1-3 Years	4-5 Years	6 Years and Over
	(in thousands)
Facilities leases	$4,959	$1,156	$2,173	$1,630	$—
Purchase orders	$3,231	$3,231	$—	$—	$—
Guarantee	$265	$265	$—	$—	$—
     We have contractual commitments for property leases for our Tempe headquarters and for our development center in Boulder, Colorado. In addition, we have issued purchase orders to vendors for development, production, and materials for our imager and HDTV products totaling approximately $3.2 million.
     We made a guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. VoiceViewer is unable to meet its current obligations under the loan agreement. We and the other guarantors are making payments as they become due. We have determined that it is probable that VoiceViewer will be unable to meet its future obligations under the loan agreement. Therefore, at June 30, 2005, we have accrued $265,000, which represents our maximum remaining obligation under the guarantee. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.
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
     We have no capital lease obligations, unconditional purchase obligations, other long-term obligations, or any other commercial commitments except as noted above. At December 31, 2004, we had no debt. However, it was determined that is was necessary in fiscal 2005 to obtain debt or equity financing to provide working capital to execute our business plan. The following summarizes our debt at July 31, 2005 as a result of recent financing activities:
     At July 31, 2005 we had $7.5 million of convertible debentures and $4.075 million of senior secured debentures outstanding.
     The $7.5 million of convertible debentures consists of the following:
•	$2.5 million principal of 7% convertible debentures due April 20, 2008. Interest is due quarterly and is payable in cash or, if certain conditions have been met, in Brillian common stock. These convertible debentures are convertible into common stock at an initial conversion price of $1.57 per share, subject to certain anti-dilution provisions, if approved by our stockholders, and
•	$5.0 million principal of 4% convertible debentures due July 12, 2008. Interest is due quarterly and is payable in cash or, if certain conditions have been met, in Brillian common stock. These convertible debentures are convertible into common stock at an initial conversion price of $2.63 per share, subject to certain anti-dilution provisions, if approved by our stockholders.
     The $4.075 million of senior secured debentures consists of the following:
•	$2.0 million principal of 9% senior secured debentures due April 20, 2008. Interest is due monthly and is payable in cash, and

•	$2.075 million principal of 9% senior secured debentures due July 12, 2008. Interest is due monthly and is payable in cash.
     The senior secured debentures are secured by a first lien on all of our assets.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Impact of Recently Issued Standards
On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” that will require compensation costs related to share-based payment transactions with employees to be recognized in our financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123 (revised 2004) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and is effective as of the first annual reporting period that begins after June 15, 2005. We adopted Statement 123 (revised 2004) on April 1, 2005.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments
     At June 30, 2005, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We hold no investment securities that would require disclosure of market risk.
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
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on May 12, 2005. All of the nominees were elected to our Board of Directors as set forth in the Proxy Statement as follows:

Nominees	Votes in Favor	Votes Withheld
Jack L. Saltich	6,028,176	613,405
Vincent F. Sollitto, Jr.	6,248,639	392,942
David P. Chavoustie	6,166,616	474,965
David N.K. Wang	6,162,213	479,368
John S. Hodgson	6,179,106	462,475
     Our 2003 Incentive Compensation Plan was approved for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, as follows:

Votes in Favor	Opposed	Abstain
5,983,183	589,023	69,375
     An amendment to our 2003 Employee Stock Purchase Plan to increase the number of shares of our common stock reserved for issuance pursuant to the plan from 200,000 to 400,000 was approved as follows:

Votes in Favor	Opposed	Abstain	Broker Non-Votes
1,954,549	740,834	204,226	3,741,972

     The issuance by us of common stock, or securities convertible into or exchangeable for common stock, that could exceed more than 20% of the voting power of our common stock before the issuance, was approved as follows:

Votes in Favor	Opposed	Abstain	Broker Non-Votes
2,214,544	602,208	78,857	3,741,972

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

BRILLIAN CORPORATION
Date: August 15, 2005	By:	/s/ Vincent F. Sollitto Jr.
Vincent F. Sollitto, Jr.
President and Chief Executive Officer

	By:	/s/ Wayne A. Pratt
Wayne A. Pratt
Vice President, Chief Financial Officer, Secretary, and Treasurer

INDEX TO EXHIBITS

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