Form 10-Q
period 2005-09-30
BRILLIAN CORP
filed 2005-11-14
CIK 1232229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2005
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
YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF OCTOBER 31, 2005
Common	8,242,470
Par value $.001 per share

BRILLIAN CORPORATION AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRILLIAN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$2,423	$8,195
Short-term investments	—	13
Accounts receivable, net	487	339
Inventories	5,296	5,400
Other current assets	455	368

Total current assets	8,661	14,315

Property, plant and equipment, net	5,724	6,082
Other assets	1,165	—
Other investments	—	1,119

Total Assets	$15,550	$21,516

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,599	$1,230
Accrued compensation	408	216
Accrued liabilities	724	1,462

Total current liabilities	3,731	2,908

Long-term debt (net of $7,798 discount)	4,365	—

Stockholders’ Equity:
Common stock	8	7
Additional paid-in capital	68,268	58,007
Deferred compensation	—	(616)
Accumulated deficit	(60,822)	(38,790)

Total stockholders’ equity	7,454	18,608

Total Liabilities and Stockholders’ Equity	$15,550	$21,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRILLIAN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net product sales	$659	$673	$2,523	$2,048
Design and engineering services	—	60	—	297

Total net sales	659	733	2,523	2,345

Costs and Expenses:
Cost of sales — products	4,145	4,338	11,304	9,186
Cost of sales — design and engineering services	—	31	—	220
Selling, general, and administrative	1,233	508	3,424	2,701
Research and development	2,470	2,225	7,227	6,783

	7,848	7,102	21,955	18,890

Operating loss	(7,189)	(6,369)	(19,432)	(16,545)

Other Income (Expense):
Interest, net	(1,260)	47	(1,481)	155
Realized loss on short-term investment	—	—	—	(41)
Loss on investment in start-up company	(1,119)	—	(1,119)	(131)

	(2,379)	47	(2,600)	(17)

Net Loss	$(9,568)	$(6,322)	$(22,032)	$(16,562)

Loss per Common Share:
Basic and diluted	$(1.30)	$(0.91)	$(3.10)	$(2.69)

Weighted Average Number of Common Shares:
Basic and diluted	7,337	6,931	7,106	6,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRILLIAN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(22,032)	$(16,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,814	2,714
Amortization of debenture discount and offering costs	1,393	—
Stock compensation	827	600
Stock issued to pay interest	35	—
Stock issued for services	138	—
Deferred revenue	—	108
Provision for obsolete inventory	2,100	—
Provision for doubtful accounts	(1)	10
Loss on investment in start-up company	1,119	131
Changes in assets and liabilities:
Increase in accounts receivable	(147)	(272)
(Increase) decrease in inventories	(1,996)	(2,124)
(Increase) decrease in other assets	(87)	161
Increase in accounts payable and accrued liabilities	823	2,442

Net cash used in operating activities	(16,014)	(12,792)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(1,456)	(2,980)
Purchase of intangibles	—	(886)
Purchase of investments	—	(79)
Cash paid for merger costs	(193)	—
Proceeds from maturities/sales of short-term investments	13	12,066

Net cash provided by (used in) investing activities	(1,636)	8,121

Cash Flows from Financing Activities:
Proceeds of debenture offerings	12,500	—
Cash paid for offering costs	(1,082)	—
Proceeds of public stock offering	—	11,969
Issuance of shares related to Employee Stock Purchase Plan	224	241
Warrants exercised	236	—
Stock options exercised	—	60

Net cash provided by financing activities	11,878	12,270

Net increase (decrease) in cash and cash equivalents	(5,772)	7,599
Cash and cash equivalents, beginning of period	8,195	2,417

Cash and cash equivalents, end of period	$2,423	$10,016

Supplemental Cash Flow Information
Cash paid for interest	$92	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRILLIAN CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
On July 12, 2005, we announced that we had entered into a definitive agreement with Syntax Groups Corporation to merge. As part of the agreement, Syntax agreed to purchase $3.0 million of secured debentures from us over a three-month period which started in August. These notes bear interest at 7% and are secured by a junior lien on our assets. Under the merger agreement, Brillian and Syntax will merge in an all stock, tax free transaction. While Brillian will be the surviving legal entity, the current Syntax shareholders will own a majority of the combined company upon closing.
The consolidated financial statements include the accounts of Brillian Corporation and BRMC Corporation, its wholly owned subsidiary. BRMC was formed to facilitate the merger with Syntax Groups Corporation. All material intercompany transactions have been eliminated.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented, have been made. The results of operations for the three- and nine-month periods ended September, 2005, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with our December 31, 2004 financial statements and the accompanying notes thereto.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred recurring operating losses and negative cash flows since our inception as a division of TFS. We have never been profitable. Our net loss for the nine months ended September 30, 2005, was $22.0 million, and was $32.9 million, $18.7 million, and $23.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. Net cash used in operating activities was $16.0 million for the nine months ended September 30, 2005, and $18.9 million, $15.9 million, and $20.1 million for the years ended December 31, 2004, 2003, and 2002, respectively. At September 30, 2005, we had $4.9 million of working capital, including cash and cash equivalents of $2.4 million. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.
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
The successful introduction of an HDTV product to market and securing volume orders from consumer electronics retailers for HDTVs represent a key ingredient in our success. In the second quarter of 2004, we signed a supply agreement to provide HDTVs to Sears Roebuck and Company. In the third quarter of 2004, we began shipping HDTVs to Sears. Also in the third quarter of 2004, our supplier of light engines, a major sub-assembly of the HDTV, informed us that they were unable to supply us with the volume of light engines necessary to satisfy our requirements. As a result of our not being able to supply the required number of HDTVs, Sears exercised their option to terminate the supply agreement. In the fourth quarter of 2004, our light engine supplier informed us that they would not be able to manufacture the light engine in volume until the second quarter of 2005. In March 2005, we received authorization from our light engine supplier to have the light engine manufactured on our behalf by a third party manufacturer and we were granted a perpetual license to the light engine technology. In April 2005, we selected Suntron Corporation to manufacture light engines on our behalf. We believe that we will be able to supply light engines in volume in the fourth quarter of 2005.
Note B Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$4,366	$4,479
Work-in-process	593	806
Finished goods	337	115

	$5,296	$5,400

Note C Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Leasehold improvements	$569	$569
Equipment	17,641	16,185
Furniture	78	78

	18,288	16,832
Less accumulated depreciation and amortization	(12,564)	(10,750)

	$5,724	$6,082

Note D Loss per Share
Basic and diluted loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three- and nine-month periods ended September 30, 2005. For the three- and nine-month periods ended September 30, 2005, and 2004, the effect of approximately 1.4 and 1.6 million stock options, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive and would have decreased the loss per share. In addition, for the three- and nine-month periods ending September 30, 2005, approximately 3.1 million warrants and approximately 3.2 million shares of stock issuable upon conversion of convertible promissory notes were excluded from the calculation of diluted loss per share as their effect would also have been antidilutive and would have decreased the loss per share.
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
Projection device sales, which include HDTV sales, for the three- and nine-months ended September 30, 2005, were $359,000 and $1.9 million, or 54% and 75% of sales, respectively, while near-to-eye sales were $300,000 and $634,000, or 46% and 25% of sales, respectively. During the comparable periods in 2004, projection device sales were $526,000 and $1.3 million, or 72% and 54% of sales, respectively, while near-to-eye sales were $207,000 and $1.1 million, or 28% and 46% of sales, respectively. In the three- and nine-months ended September 30, 2004, projection device sales included Design and Engineering Services revenue of $60,000 and $297,000, respectively. There has been no Design and Engineering Services revenue in 2005.
For the three months ended September 30, 2005, sales to Rockwell Collins, I-O Display, Starin, Holoeye, and TQ Systems accounted for approximately 19%, 15%, 15%, 12% and 10%, respectively, of our net sales. For the three months ended September 30, 2004, sales to Sears, I-O Display, and Zhejiang Jincheng accounted for approximately 32%, 17%, and 16%, respectively, of our net sales.
For the nine months ended September 30, 2005, sales to SEOS Ltd., Rockwell Collins, and I-O Display Systems accounted for approximately 19%, 16%, and 13%, respectively, of our net sales. For the nine months ended September 30, 2004, sales to I-O Display Systems, TQ Systems, Zhejiang Jincheng, Kodak, and Sears accounted for approximately 21%, 19%, 13%, 12%, and 10%, respectively, of our net sales.
We also track net sales by geographic location. Net sales by geographic area are determined based upon the location of the end customer. The following sets forth net sales (in thousands) for our geographic areas:

	North
	America	Asia	Europe	Total
Three months ended September 30, 2005
Net sales	$425	$—	$234	$659

Three months ended September 30, 2004
Net sales	$499	$142	$92	$733

Nine months ended September 30, 2005
Net sales	$1,348	$31	$1,144	$2,523

Nine months ended September 30, 2004
Net sales	$1,246	$491	$608	$2,345
Note F Transactions with TFS
On the spin-off date, we and TFS entered into a series of agreements to facilitate our separation from TFS. These agreements included certain transitional services, leases, intellectual property transfers, and tax sharing agreements. In the three- and nine-month periods ended September 30, 2005, we paid TFS $272,000 and $816,000, respectively, for rent and $170,000 and $712,000, respectively, for engineering and design services related to the development of printed circuit board assemblies and for purchases of these assemblies for our HDTV product. In the three- and nine-month periods ended September 30, 2004, we paid TFS $225,000 and $659,000, respectively, for rent and IT management services and $41,000 and $149,000, respectively, for engineering services. In addition, in the three- and nine-month period ending September 30, 2004, we paid TFS $497,000 and $1.1 million, respectively, for engineering and design services related to the development of printed circuit board assemblies and for purchases of these assemblies for our HDTV product.
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
Note G Commitments and Contingencies
We made a guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. VoiceViewer is unable to meet its current obligations under the loan agreement. We and the other guarantors are making payments as they become due. We have determined that it is probable that VoiceViewer will be unable to meet its future obligations under the loan agreement. Therefore, at September 30, 2005, we had accrued $247,000, which represents our maximum remaining obligation under the guarantee. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.
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
In addition to the Brillian substitute options granted under the terms of the Master Separation and Distribution

Agreement, on September 4, 2003, we granted options to our employees to purchase approximately 526,000 shares of our common stock. Options with respect to approximately 300,000 shares have a vesting period of 32 months, and the remaining options have vesting periods of 50 months. Additionally, on September 4, 2003, we granted approximately 56,000 shares of restricted common stock to employees with a vesting period of one year. All shares of this restricted common stock have vested and have been issued. On September 4, 2003, the spin-off had not been completed and, therefore, no market had developed for our common stock. For purposes of setting the exercise price of the options granted on that date, fair market value was estimated by our board of directors. Based on the initial trading prices of our common stock, we recorded deferred compensation of approximately $1.5 million related to the stock option and restricted stock grants of September 4, 2003. The total amount of deferred compensation was being expensed over the vesting terms of the options and shares of restricted stock. However, on April 1, 2005, we adopted SFAS 123R and eliminated the remaining deferred compensation against additional paid-in capital. The remaining stock-based compensation expense related to these options will be recognized over the requisite service period of the individual grantees, which generally equals the vesting period.
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
Employees will benefit from the accelerated vesting of their stock options in the event they terminate their employment with or service to the Company prior to the completion of the original vesting terms, as they would have the ability to exercise certain options that would have otherwise been forfeited. No stock-based compensation expense will be recorded with respect to the Accelerated Options unless an employee actually benefits from this modification. For those employees who do benefit from the accelerated vesting, we are required to record additional stock-based compensation expense equal to the intrinsic value of the option on the date of modification.
On February 28, 2005, 100,000 Restricted Stock Units were issued to certain officers of our company. The Restricted Stock Units expire on February 28, 2010 and may be exchanged for our common stock on a one-for-one basis providing certain cash flow objectives are attained. At September 30, 2005, we had not recognized any compensation expense related to these awards.
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective April 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options and performance awards. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Generally, options fully vest twelve to fifty months from the grant date and have a term of 10 years. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We provide newly issued shares to satisfy stock option exercises and for the issuance of performance awards.
Prior to April 1, 2005, we followed Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock-based compensation. Under APB 25, no compensation expense was recognized for stock options since the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. For the three- and nine-month periods ended September 30, 2005, we recognized compensation cost in the amount of $351,000 and $802,000, respectively. For the three- and nine-month periods ended September 30, 2004, we recognized compensation cost in the amount of $79,000 and $241,000, respectively.
As a result of the adoption of SFAS 123R, the incremental impact on our stock compensation expense caused our net loss for the three- and nine-month periods ended September 30, 2005, to be $271,000 and $557,000 ($.04 and $.08 per share) higher, than if we had continued to account for our previous equity compensation programs under APB 25.
SFAS 123R requires us to present pro forma information for periods prior to the adoption as if we had accounted for all our employee stock options and performance awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options and performance awards at the date of the grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and earnings per share for nine-month period ended September 30, 2005 and the three- and nine-months ended September 30, 2004, if we had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation.
(in thousands, except per share date)

	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2005	2004	2004
Net loss as reported	$(22,032)	$(6,322)	$(16,562)
Add stock-based compensation included in net loss as reported	802	79	241
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(1,137)	(464)	(1,163)

Pro forma net loss	$(22,367)	$(6,707)	$(17,484)

Basic and diluted net loss per share:
As reported	$(3.10)	$(0.91)	$(2.69)
Pro forma	$(3.15)	$(0.97)	$(2.83)
We have computed compensation cost, for reporting and pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method.
The weighted-average fair value of the options granted during the nine-month period ended September 30, 2005 was $2.40 per option, determined using the following assumptions:

Dividend yield:	N/A
Volatility:	125%
Risk-free interest rate:	3.82%
Expected life in years:	10
As of September 30, 2005, the total remaining unrecognized compensation cost related to non-vested options amounted to $2.245 million, which will be amortized over the remaining requisite service periods. Estimated future annual amortization expense through 2007 and thereafter related to stock-based compensation as of September 30, 2005 is as follows (in thousands):

Fiscal Year	Amount
2005	$353
2006	966
2007	691
Thereafter	235

$2,245

Note I Recently Issued Accounting Standards:
On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” that will require compensation costs related to share-based payment transactions with employees to be recognized in our financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123 (revised 2004) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and is effective as of the first annual reporting period that begins after June 15, 2005. We adopted Statement 123 (revised 2004) on April 1, 2005.
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
Note J Long-term Debt:
Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
April 2005 7% Convertible Debentures maturing April 2008, convertible at $1.57 per share	$2,088	$—
April 2005 9% Senior Secured Debentures maturing April 2008, secured by a first lien on our assets	2,000	—
July 2005 7% Convertible Debentures maturing July 2008, convertible at $1.57 per share	5,000	—
July 2005 9% Senior Secured Debentures maturing July 2008, secured by a first lien on our assets	2,075	—
September 2005 7% Junior Secured Debentures maturing September 2008, secured by a lien on our assets	1,000	—

	12,163	—

Less:
Discount and beneficial conversion feature on convertible debentures	6,414	—
Discount on secured debentures	1,384	—

Total	$4,365	$—

Future maturities of principal at September 30, 2005 were as follows (in thousands)

2006	$—
2007	—
2008	12,163

Total	$12,163

Amortization of debt discount and beneficial conversion feature of approximately $1.0 million and $1.2 million is included in interest (net) for the three- and nine-month period ended September 30, 2005. Interest on the 7% Convertible and 7% Junior Secured Debentures is payable, at our option, in either stock or cash. Due to the beneficial conversion feature and the value allocated to warrants issued with the convertible debt, the effective weighted average interest rate on the convertible debt is approximately 38%. Due to the value allocated to warrants issued with the secured debt, the effective weighted average interest rate on the secured debt is approximately 19%.
Note K Subsequent Events:
Issuance of additional debentures. In October 2005, we issued an additional $500,000 of 7% Junior Secured Debentures, maturing in October 2008, to Syntax Groups Corporation. The 7% Junior Secured Debentures are secured by a lien on our assets. Syntax also received five-year warrants to purchase, for an average exercise price of $5.51 per share, 25,000 shares of our common stock beginning 181 days from closing.

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
     We derive revenue from the sale of our microdisplay products and from providing design and engineering services. During the year ended December 31, 2004, we recorded revenue from product sales of $2.3 million, or 84% of net sales, and revenue from design and engineering services of $426,000, or 16% of net sales. We have never been profitable. Our net loss for the nine months ended September 30, 2005, was $22.0 million, and was $32.9 million, $18.7 million, and $23.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.
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
     Definitive Agreement to Merge. On July 12, 2005, we announced that we had entered into a definitive agreement with Syntax Groups Corporation to merge. As part of the agreement, Syntax agreed to purchase $3.0 million of secured debentures from us over a three-month period which started in August. These notes bear interest at 7% and are secured by a junior lien on our assets. Under the merger agreement, Brillian and Syntax will merge in an all stock, tax free transaction. While Brillian will be the surviving legal entity, the current Syntax shareholders will own a majority of the combined company upon closing.

     Net Sales. Our sales result from product sales. Until early 2002, substantially all of our sales were for use in projection-based applications. After the purchase of certain assets in early 2002, however, we became equally focused on the near-to-eye market. In the fourth quarter of 2003, we announced our intention to design, develop, and sell a complete HDTV product based on our Gen II LCoS microdisplay. Since this announcement, most of our efforts have been focused on the design of this product and the establishment of a supply chain to source the components that we do not manufacture. We currently anticipate that sales of our HDTVs will comprise the majority of our total sales in future periods.
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
     Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Deferred tax assets resulting from net operating losses and tax credits generated by our pre-spin-off operations were retained by TFS in accordance with applicable tax law. We do not expect to record a tax benefit on any losses that we incur until we have a history of profitability.
     Long-term assets, such as property, plant, and equipment, intangibles, and other investments, are originally recorded at cost. On an ongoing basis, we assess these assets to determine if their current recorded value is impaired. When assessing these assets, we consider projected future cash flows to determine if impairment is applicable. These cash flows are evaluated for objectivity by using weighted probability techniques and also comparisons of past performance against projections. We may also identify and consider independent market values of assets that we believe are comparable. If we were to believe that an asset’s value was impaired, we would write down the carrying value of the identified asset and charge the impairment as an expense in the period in which the determination was made. During the fourth quarter of 2004, we recorded an impairment charge of $10.2 million related to long-lived assets in accordance with this policy. During the quarter ended September 30, 2005, we determined that our $1.1 million investment in a start-up company was worthless and we wrote it off entirely.
     Because our business serves new and developing markets, is based on a relatively new technology, and is expected to be significantly influenced by the introduction of new HDTV products, accurately forecasting revenue for a particular future period is difficult. To date, the majority of our product sales to customers have been for their use in designing their end products or for improving their production processes as opposed to volume production lots. Therefore, the amount of revenue recorded in any given period may fluctuate significantly, and predictable revenue trends have not yet developed. While we anticipate that our revenue will increase, there can be no assurances that this will occur or when it will occur. Because a significant amount of our expenses are fixed in nature and we still experience low manufacturing volumes, we anticipate that the amount of revenue recognized during the remainder of 2005 will not result in a material change to our cash consumption rate. We do anticipate, however, that as we continue the move into volume production, we will continue to improve our manufacturing yields and more fully absorb our fixed costs, which will result in improved gross margins and results of operations. However, as we continue to increase our revenue and shift our product mix predominantly to HDTVs, we will use cash to finance increases in working capital.

Results of Operations
   Three months ended September 30, 2005 compared to three months ended September 30, 2004
     Net Sales. Net sales decreased 10% to $659,000 in the third quarter of 2005 from $733,000 in the third quarter of 2004. Product sales of $659,000 in the third quarter of 2005 were 2% lower than in the third quarter of 2004. There were no design and engineering services revenues in the third quarter of 2005, compared with $60,000 in the third quarter of 2005.
     Projection device sales, which include HDTV sales, in the third quarter of 2005 were $359,000, or 54% of net sales, while near-to-eye sales were $300,000, or 46% of net sales. During the same period in 2004, projection device sales were $526,000, or 72% of net sales, and near-to-eye sales were $207,000, or 28% of net sales.
     Net sales in North America totaled $425,000, or 64% of total net sales, in the third quarter of 2005 compared with $499,000, or 68% of total net sales, in the third quarter of 2004. There were no sales in Asia in the third quarter of 2005 compared with $142,000, or 19% of total net sales, in the third quarter of 2004. Net sales in Europe totaled $234,000, or 36% of net sales, in the third quarter of 2005 compared with $92,000, or 13% of net sales, in the third quarter of 2004.
     Cost of Sales. Cost of sales was $4.1 million, or 629% of net sales, in the third quarter of 2005 compared with $4.3 million, or 596% of net sales, in the third quarter of 2004. The large negative gross margin in each period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure.
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
     Selling, General, and Administrative Expense. Selling, general, and administrative expense totaled $1.2 million in the third quarter of 2005, compared with $508,000 in the corresponding quarter in 2004. The third quarter of 2004 benefited from the reversal of a $300,000 bonus accrual. The largest contributing factor to the increase was recognition of stock-based compensation related to the adoption of SFAS 123R.
     Research and Development Expense. Research and development expense increased 11% to $2.5 million in the third quarter of 2005, from $2.2 million in the third quarter of 2004. The major contributing factor to the increase was recognition of stock-based compensation related to the adoption of SFAS 123R.
     Loss on Investment in Start-up Company. During the third quarter of 2005, we recorded a $1.1 million write-off due to an impairment in the value of non-marketable equity securities of a start-up company. This impairment occurred when we determined that the investee company was liquidating and that there was little, if any, likelihood that there would be a distribution to stockholders upon final liquidation.
     Interest. Interest expense was $1.3 million for the three-month period ending September 30, 2005 compared to interest income of $47,000 in the three-month period ending September 30, 2004. The interest expense was related to the convertible and secured debentures issued in April, July and September 2005 and included $1.1 million of non-cash amortization of discount and offering costs.
     Net Loss. Net loss was $9.6 million in the third quarter of 2005 compared with a net loss of $6.3 million in the third quarter of 2004. The largest contributing factors to the increase in the loss were net interest expense of $1.3 million in 2005, compared to net interest income of $47,000 in 2004, a $1.1 million write-off of an investment in a start-up company, and an inventory write-down of $871,000.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
     Net Sales. Net sales increased 8% to $2.5 million in the first nine months of 2005 from $2.3 million in the first nine months of 2004. Product sales increased to $2.5 million in the first nine months of 2005 from $2.0 million in the first nine months of 2004. There were no design and engineering services revenue in the first nine months of 2005 compared with $297,000 in the first nine months of 2004.
     Net sales in the projection market, which includes HDTV sales, totaled $1.9 million, or 75% of total net sales, in the first nine months of 2005 compared with $1.3 million, or 54% of total net sales, in the first nine months of 2004. The remaining net sales were in the near-to-eye market.
     Net sales in North America totaled $1.3 million, or 53% of total net sales, in the first nine months of 2005 compared with $1.2 million, or 53% of total net sales, in the first nine months of 2004. Net sales in Asia totaled $31,000, or 1% of total net sales, in the first nine months of 2005 compared with $491,000, or 21% of total net sales, in the first nine months of 2004. Net sales in Europe totaled $1.1 million, or 45% of net sales, in the first nine months of 2005 compared with $608,000, or 26% of net sales, in the first nine months of 2004.
     Cost of Sales. Cost of sales was $11.3 million, or 448% of net sales, in the first nine months of 2005 compared with $9.2 million, or 392% of net sales, in the first nine months of 2004. Most of the increase was attributable to the write-downs of inventory totaling $2.1 million in 2005 compared with $147,000 in 2004. The large negative gross margin in each period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure.
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
     Selling, General, and Administrative Expense. Selling, general, and administrative expense was $3.4 million in the first nine months of 2005 compared with $2.7 million in the first nine months of 2004. The major contributing factor to the increase was recognition of stock-based compensation related to the adoption of SFAS 123R.
     Research and Development Expense. Research and development expense increased 7% to $7.2 million in the first nine months of 2005 from $6.8 million in the first nine months of 2004. The major contributing factor to the increase was recognition of stock-based compensation related to the adoption of SFAS 123R.
     Loss on Investment in Start-up Company. During the first nine months of 2005, we recorded a $1.1 million write-off due to an impairment in the value of non-marketable equity securities of a start-up company. This impairment occurred when we determined that the investee company was liquidating and that there was little, if any, likelihood that there would be a distribution to stockholders upon final liquidation.
     Interest. Interest expense was $1.6 million for the nine-month period ending September 30, 2005 compared to interest income of $155,000 in the nine-month period ending September 30, 2004. The interest expense was related to convertible and secured debentures issued in April, July and September 2005 and included $1.3 million of non-cash amortization of discount and offering costs.
     Net Loss. Net loss was $22.0 million in the first nine months of 2005 compared with a net loss of $16.6 million in the first nine months of 2004. The major contributing factors to the increase were inventory write-downs of $2.1 million, net interest expense of $1.6 million, and the $1.1 million write-off of an investment in a start-up company.

Liquidity and Capital Resources
     At September 30, 2005, we had cash, cash equivalents, and short-term investments of $2.4 million compared with $8.2 million at December 31, 2004.
     In the first nine months of 2005, we used $16.0 million of cash for operating activities compared with $12.8 million in the first nine months of 2004. Our depreciation and amortization expense was $1.8 million in the first nine months of 2005 compared with $2.7 million in the first nine months of 2004.
     In the first nine months of 2005, investing activities used $1.4 million. In the first nine months of 2004, net cash provided by investing activities totaled $8.1 million, which included proceeds from the sale of short-term investments of $12.1 million. Purchases of property and equipment totaled $1.5 million in the first nine months of 2005, while purchases of property and equipment in the first nine months of 2004 were $3.0 million and purchases of intangibles totaled $886,000.
     In the first nine months of 2005, financing activities provided $13.0 million including $12.5 million from debenture offerings. During the first nine months of 2004, financing activities provided $12.3 million including $12.0 million from the proceeds of a public offering.
     We have incurred recurring operating losses and negative cash flows since our inception as a division of TFS. Our net loss for the nine months ended September 30, 2005, was $22.0 million, and was $32.9 million, $18.7 million, and $23.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. Net cash used in operating activities was $17.3 million for the nine months ended September 30, 2005, and $18.9 million, $15.9 million, and $20.1 million for the years ended December 31, 2004, 2003, and 2002, respectively. At September 30, 2005, we had $4.9 million of working capital, including cash and cash equivalents of $2.4 million.
     The successful introduction of an HDTV product to market and securing volume orders from consumer electronics retailers for HTDVs represent a key ingredient in our success. In the second quarter of 2004, we signed a supply agreement to provide HDTVs to Sears Roebuck and Company. In the third quarter of 2004, we began shipping HDTVs to Sears. Also in the third quarter of 2004, our supplier of light engines, a major sub-assembly of the HDTV, informed us that they were unable to supply us with the volume of light engines necessary to satisfy our requirements and granted us a temporary license to build light engines. As a result of our not being able to supply the required number of HDTVs, Sears exercised their option to terminate the supply agreement. In the fourth quarter of 2004, our light engine supplier informed us that they would not be able to manufacture the light engine in volume until the second quarter of 2005, and granted us a temporary license to build light engines. In March 2005, we received authorization from our light engine supplier to have the light engine manufactured on our behalf by a third party manufacturer, and we were granted a perpetual license to the light engine technology. In April 2005, we selected Suntron Corporation to manufacture light engines on our behalf. We believe that we will be able to supply light engines in volume in the fourth quarter of 2005.
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
     On July 12, 2005, we issued $5.0 million of convertible debentures and $2.075 million of senior secured debentures and announced a definitive agreement to merge with Syntax Groups Corporation (“Syntax“). As part of the definitive agreement to merge, Syntax has agreed to purchase $3.0 million of secured debentures from us. At September 30, 2005 Syntax had purchased $1.0 million of the secured debentures. We believe that combined proceeds of the debenture sales will be sufficient to fund our operations and planned expenditures through 2005. Under the merger agreement, Brillian and Syntax will merge in an all stock, tax free transaction. While Brillian will be the surviving legal entity, the current Syntax shareholders will own a majority of the combined company upon closing. Therefore, it is anticipated that for accounting purposes, Syntax will be deemed the acquirer. Once the merger closes, the historical financial statements of Syntax will become the historical financial statements of Syntax-Brillian and the combined company will adopt Syntax’s June 30 fiscal year-end.

Aggregate Contractual Obligations
     The following table lists our commercial commitments as of September 30, 2005:

		Amount of Commitment Expiration Per Period
	Total
	Amounts	Less			6 Years
Other Commercial Commitments	Committed	than 1 Year	1-3 Years	4-5 Years	and Over
	(in thousands)
Facilities leases	$4,669	$1,137	$2,173	$1,359	$—
Purchase orders	$4,303	$4,303	$—	$—	$—
Guarantee	$247	$247	$—	$—	$—
     We have contractual commitments for property leases for our Tempe headquarters and for our development center in Boulder, Colorado. In addition, we have issued purchase orders to vendors for development, production, and materials for our imager and HDTV products totaling approximately $4.3 million.
     We made a guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. VoiceViewer is unable to meet its current obligations under the loan agreement. We and the other guarantors are making payments as they become due. We have determined that it is probable that VoiceViewer will be unable to meet its future obligations under the loan agreement. Therefore, at September 30, 2005, we had accrued $247,000, which represents our maximum remaining obligation under the guarantee. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.
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
Impact of Recently Issued Standards
     On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” that will require compensation costs related to share-based payment transactions with employees to be recognized in our financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123 (revised 2004) replaces FASB Statement No. 123, “Accounting for Stock

Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and is effective as of the first annual reporting period that begins after June 15, 2005. We adopted Statement 123 (revised 2004) on April 1, 2005.
     On November 24, 2004, the FASB issued Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not completed the process of evaluating the impact that the adoption of Statement No. 151 will have on our financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments
     At September 30, 2005, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We hold no investment securities that would require disclosure of market risk.
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

BRILLIAN CORPORATION
Date: November 14, 2005	By:	/s/ Vincent F. Sollitto Jr.
Vincent F. Sollitto, Jr.
President and Chief Executive Officer

	By:	/s/ Wayne A. Pratt
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