Form 10-Q
period 2005-12-31
SYNTAX-BRILLIAN CORP
filed 2006-02-21
CIK 1232229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Quarter Ended December 31, 2005
Commission file number 0-50289

Syntax-Brillian Corporation

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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF FEBRUARY 14, 2006
Common	45,013,587
Par value $.001 per share

SYNTAX-BRILLIAN CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED DECEMBER 31, 2005

		Page

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets -
	December 31, 2005 (unaudited) and June 30, 2005	1

	Condensed Consolidated Statements of Operations (unaudited) -
	Three Months and Six Months Ended December 31, 2005 and 2004	2

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Six Months Ended December 31, 2005 and 2004	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4.	CONTROLS AND PROCEDURES	23
Exhibit 4.15
Exhibit 10.38
Exhibit 10.39
Exhibit 10.40
Exhibit 10.41
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
PART II — OTHER INFORMATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	DECEMBER 31,	JUNE 30,
	2005	2005
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$10,140	$1,804
Accounts receivable and due from factor, net	43,057	15,573
Inventories, net	29,021	15,139
Deferred income taxes, current portion	1,060	2,060
Other current assets	1,663	1,772

Total Current Assets	84,941	36,348

Property, plant and equipment, net	11,707	816
Deferred income taxes, non-current portion	1,000	—
Investment	424	424
Intangible assets, net	21,365	—
Goodwill	2,645	—
Other assets	4,368	46

Total Assets	$126,450	$37,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Loan payable, bank	$20,793	$12,049
Notes payable	1,300	461
Accounts payable	22,277	9,287
Accrued rebates payable	7,097	1,382
Deferred warranty revenue	3,645	1,995
Income taxes payable	96	1,510
Other current liabilities	5,423	2,667

Total Current Liabilities	60,631	29,351

Long-term debt (net of $6,970 discount)	3,186	—
Redeemable, convertible preferred stock (net of $8,547 discount)	6,453	—
Deferred income taxes	49	49

Stockholders’ Equity:
Contributed capital — Syntax Groups Corporation	—	8,234
Common stock	43	—
Additional paid-in capital	58,057	—
Accumulated deficit	(1,969)	—

Total stockholders’ equity	56,131	8,234

Total Liabilities and Stockholders’ Equity	$126,450	$37,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
Net sales	$60,155	$28,809	$87,512	$38,466

Cost of sales	53,321	25,836	75,059	34,252

	6,834	2,973	12,453	4,214

Operating expenses:
Selling, distribution, and marketing	1,988	698	2,926	1,070
General and administrative	4,460	1,521	9,586	2,549
Research and development	627	—	627	—

	7,075	2,219	13,139	3,619

Operating income (loss)	(241)	754	(686)	595

Interest, net	(991)	(85)	(1,283)	(117)

Net income (loss) before income taxes	(1,232)	669	(1,969)	478

Income tax expense	(79)	(255)	—	(256)

Net income (loss)	$(1,311)	$414	$(1,969)	$222

Income (loss) per common share:
Basic and diluted	$(0.04)	$0.01	$(0.06)	$0.01

Weighted average number of common shares:
Basic and diluted	37,219	29,860	35,529	29,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$(1,969)	$222
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	485	77
Provision for inventory write-downs	(872)	(249)
Amortization of debenture discount and offering costs	521	—
Stock compensation	3,670	—
Stock issued to pay interest	175	—
Deferred income taxes	—	(669)
Provision for doubtful accounts	54	175
Changes in assets and liabilities:
Increase in accounts receivable and due from factor	(27,150)	(6,662)
Increase in inventories	(8,539)	(615)
Other current assets	688	(204)
Other assets	(1,642)	—
Accrued rebates payable	5,715	352
Deferred warranty revenue	1,650	418
Income taxes payable	(1,414)	924
Accounts payable	10,146	4,150
Other accrued liabilities	143	(465)

Net cash used in operating activities	(18,339)	(2,546)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(456)	(447)
Restricted cash	—	500

Net cash provided by (used in) investing activities	(456)	53

Cash Flows from Financing Activities:
Proceeds of redeemable convertible preferred stock offering	13,893	—
Proceeds from issuance of common stock	2,528	—
Net proceeds from bank loan payable	8,744	—
Proceeds from issuance of notes payable	850	—
Repayments of long-term debt and notes payable	(11)	(1,599)
Net cash transfers from Syntax Groups Corporation	—	3,960
Cash acquired from Brillian	1,035	—
Warrants exercised	69	—
Stock options exercised	23	—

Net cash provided by financing activities	27,131	2,361

Net increase (decrease) in cash and cash equivalents	8,336	(132)
Cash and cash equivalents, beginning of period	1,804	769

Cash and cash equivalents, end of period	$10,140	$637

Supplemental Cash Flow Information:
Cash paid for interest	$21	$158

Cash paid for income taxes	$21	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

  SYNTAX-BRILLIAN CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A Organization, Basis of Presentation, and Use of Estimates
     We are a leading designer, developer, and distributor of high-definition televisions, or HDTVs, in liquid crystal display, or LCD, and liquid crystal on silicon, or LCoS, formats. Our LCD HDTVs and our popular priced LCoS HDTVs are sold under our Olevia brand name, and our premium large-screen, rear-projection HDTVs, utilizing our proprietary LCoS microdisplay technology, are sold under our brand names and the brand names of retailers, including high-end audio/video manufacturers, distributors of high-end consumer electronics products, and consumer electronics retailers. Our price-conscious Olevia product line includes flat panel LCD models in diagonal sizes from 20 inches to 42 inches designed for the high-volume home entertainment market; our price-performance, full feature Olevia product line includes 42-inch and 47-inch high-end HDTVs for the home entertainment and home theater markets; and our Gen II LCoS rear projection 65-inch screen size HDTVs address the premium audio/video market. We have established a virtual manufacturing model utilizing Asian sourced components and third-party contract manufacturers and assemblers located in close proximity to our customers to assemble our HDTVs. We also offer a broad line of LCoS microdisplay products and subsystems, including LCoS light engines and imagers, that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.
     On November 30, 2005, we completed our merger with Syntax Groups Corporation, a privately held California corporation (“Syntax”), whereby a wholly owned subsidiary of our company was merged with and into Syntax and Syntax became a wholly-owned subsidiary of our company (the “Merger”). As consideration for the Merger, Syntax shareholders received 1.5379 shares of our common stock for each share of Syntax common stock held by them on November 30, 2005 (the “Exchange Rate”). In the aggregate, shareholders of Syntax received approximately 34,309,988 shares of our common stock. The Exchange Rate was calculated so that former shareholders of Syntax owned approximately 70% of the fully diluted shares of the combined company at the closing of the Merger. Therefore, the Merger has been accounted for as a reverse merger wherein Syntax is deemed to be the acquiring entity from an accounting perspective. As such, the historical financial statements of Syntax became the historical financial statements of the combined company upon completion of the Merger.
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three- and six-month periods ended December 31, 2005 are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2006. These financial statements should be read in conjunction with our June 30, 2005 financial statements and the accompanying notes thereto.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and judgments, including those related to revenue, accounts receivable, inventories, property and equipment, income taxes, and contingencies. Estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Note B Related Party Transactions
     Our primary supplier of LCD television products and components is Taiwan Kolin Co., Ltd. (“Kolin”). Kolin and its subsidary own approximately 7.2% of our common stock. We are currently and have historically been significantly dependent upon Kolin as a supplier of product. Although we believe we could obtain product from other sources, the loss of Kolin as a supplier could have a material impact on our financial condition and results of operations as the products that we currently purchase from Kolin may not be available on the same terms from another supplier.
      We receive rebates from Kolin equal to 3% of purchases for providing technical know how to Kolin, 2.5% for market development funds, and volume incentive rebates up to 2.75% of purchases. These rebates are issued by Kolin monthly based upon units shipped to us from Kolin. We record these rebates as a reduction to the price of the products purchased. These rebates are recorded upon receipt of the product and we allocate these rebates to inventory and cost of sales based upon the proportion of units purchased from Kolin that we have sold to our customers and units still in our inventory.
      We agreed upon additional monthly lump sum rebates for price protection of $16.6 million and $10.6 million, representing 28.9% and 38.1% of actual purchases, for the three months ended December 31, 2005 and 2004, respectively, and $29.2 million and $11.2 million, representing 25.1% and 24.5% of actual purchases, for the six months ended December 31, 2005 and 2004, respectively. Price protection rebates were credited to cost of sales as these rebates related to products purchased from Kolin that we had sold to our customers during the respective periods. In April 2005, we entered into an agreement with Kolin whereby Kolin agreed that in no event shall the amount of price protection to be issued to us for any calendar month be less than 18% of the amount invoiced by us to our customers for such month. Accordingly, we record this 18% guaranteed price protection as a reduction in the value of inventory purchased from Kolin and a corresponding reduction in the accounts payable balance to Kolin. As of December 31, 2005, the amount of reduction in the value of inventory purchased from Kolin and the corresponding reduction in accounts payable to Kolin was $4.9 million.
      Kolin has agreed to reimburse us in varying amounts ranging from $10 to $100 per unit to cover the cost of warranty expenses as well as our costs in administering the warranty program and for servicing units that cannot be serviced by third party warranty providers. Kolin provides these per unit reimbursements at the time they ship products to us. We record these reimbursements from Kolin for units that we have sold to our customers, first, as a reduction to the third party warranty costs, with the excess reimbursement recorded as deferred warranty revenue, a current liability, and amortized as a reduction in cost of sales over the succeeding twelve month period. Warranty reimbursements we receive for units that we have not sold to our customers are recorded as deferred warranty revenue. As of December 31, 2005, deferred warranty revenue was $3.6 million. Recognized warranty reimbursements that were recorded as a reduction in cost of sales totaled $1.1 million and $105,000 for the three months ended December 31, 2005 and 2004, respectively, and $1.9 million and $187,000 for the six months ended December 31, 2005 and 2004, respectively.

The following table shows the amount of our transactions with Kolin for the six months ended December 31, 2005 and 2004 (in thousands):

			Balance Sheet
				Increase to
			Increase	Deferred
	Total		(Decrease) to	Warranty
Six months ended December 31, 2004	Purchases	Cost of Sales	Inventory	Revenue
Purchases	$45,821	$38,477	$7,344	$—
Rebates, based on percentage of purchases:
Market development	(2,433)	(2,252)	(181)	—
Technical development	(1,643)	(1,426)	(217)	—
Volume incentive	(1,196)	(1,027)	(169)	—
Excess warranty expense reimbursements	(616)	(198)	—	(418)
Price protection	(11,210)	(11,210)	—	—
Price protection guaranteed minimum	(983)	—	(983)	—

Net activity, six months ended December 31, 2004	27,740	22,364	5,794	(418)

Prior year balances charged to cost of sales	5,072	5,072	—	—

Balance, December 31, 2004	$32,812	$27,436	$5,794	$(418)

Six months ended December 31, 2005
Purchases	$116,725	$85,341	$31,384	$—
Rebates, based on percentage of purchases:
Market development	(3,451)	(2,696)	(755)	—
Technical development	(4,142)	(3,235)	(907)	—
Volume incentive	(3,797)	(2,966)	(831)	—
Excess warranty expense reimbursements	(3,538)	(1,887)	—	(1,651)
Price protection	(29,239)	(29,239)	—	—
Price protection guaranteed minimum	(4,931)	—	(4,931)	—

Net activity, six months ended December 31, 2005	67,627	45,318	23,960	(1,651)
Prior year balances charged to cost of sales	17,203	17,203	—	—

Balance, December 31, 2005	$84,830	$62,521	$23,960	$(1,651)

     Beginning in May 2005 through September 2005, we purchased tuners and AV module components used in the assembly of LCD TV products from the Riking Group, a Hong Kong based exporter and a related party. For the six months ended December 31, 2005, purchases from Riking Group totaled $885,000. As of December 31, 2005, the accounts payable balance included $523,000 in outstanding invoices to Riking. In addition, loan payable due to the Riking Group totaled $850,000 as of December 31, 2005.
     Riking USA, a U.S. based investment holding company, is owned by an officer of our company. At December 31, 2005, total accounts payable and loan payable due to Riking USA was $2,000 and $200,000, respectively.
Note C Accounts Receivable and Due from Factor
     We have entered into an agreement with CIT Commercial Services (“CIT”) pursuant to which we have assigned collection of all of our existing and future accounts receivable to CIT, subject to CIT’s approval of the account. The credit risk for all accounts approved by CIT is assumed by CIT. We have agreed to pay fees to CIT of 0.06% of gross invoice amounts approved by CIT plus 0.005% for each thirty day period such invoices are outstanding, subject to a minimum fee per calendar quarter of $45,000. We have entered into a line of credit agreement with a bank which requires us to apply 80% of collections from CIT to reduce the balance of outstanding borrowings under the line. Under the agreement with CIT, accounts assigned for which CIT has assumed credit risk are referred to as “non-recourse” and accounts assigned for which CIT has not assumed credit risk are referred to as “recourse”.

We do not assign certain of our accounts to CIT, primarily because the accounts are outside of the United States or because CIT has not approved the customer or the terms of sale to such customer or invoice terms are not within the parameters acceptable to CIT.
     Accounts receivable and due from factor consisted of the following (in thousands):

	December 31,	June 30,
	2005	2005
Due from factor (including $6,205 and $2,176 with recourse)	$30,895	$8,553
Accounts receivable not assigned to factor	12,275	7,180
Other receivables	119	7,180
Allowance for doubtful accounts	(232)	(160)

	$43,057	$15,573

     At December 31, 2005, the accounts receivable balance from one of our Asian customers totaled $9.2 million, or 51.2% of the outstanding balance of accounts that had not been assigned to CIT.
Note D Inventories, at net realizable value, consisted of the following (in thousands)

	December 31,	June 30,
	2005	2005
Raw materials	$3,769	$1,429
Work-in-process	137	—
Finished goods	25,115	13,710

	$29,021	$15,139

We write down inventories for estimated obsolescence and to the lower of cost or market. These write-downs are based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory write-downs totaled $732,000 and $630,000 for the three months ended December 31, 2005 and 2004, respectively, and $732,000 and $630,000 for the six months ended December 31, 2005 and 2004, respectively.
Note E Property, plant, and equipment consisted of the following (in thousands)

	December 31,	June 30,
	2005	2005
Leasehold and building improvements	$1,138	$180
Machinery and equipment	10,587	550
Software	309	252
Furniture and fixtures	288	70

	12,322	1,052
Less accumulated depreciation	(615)	(236)

	$11,707	$816

Note F Investment
          On June 30, 2004, we acquired 473,337 shares of DigiMedia Technology Co., Ltd., representing 3.6% interest, in exchange for 141,439 shares of common stock of Syntax valued at $424,000. DigiMedia is the research and development subsidiary of Kolin, our principal supplier of LCD televisions. We collaborate with DigiMedia on product development efforts. At December 31, 2005, our ownership in DigiMedia was less than 1%.

Note G Goodwill and Intangible Assets
          In connection with the Merger, the assets acquired and liabilities assumed from Brillian were recorded at fair value on our consolidated balance sheet. In connection with the Merger, we recorded intangible assets as follows (in thousands):

	December 31,	Amortizable
	2005	Life
LCoS trademark and trade names	$1,208	7.5 years
Brillian trademark and trade name	148	4.0 years
Patented technology	20,114	19.0 years

	$21,470
Less accumulated amortization	(105)

	$21,365

     In connection with the Merger, we also recorded goodwill in the amount of $2.6 million.
     These intangible assets and goodwill are subject to periodic review to determine if an impairment has occurred and, if so, the amount of such impairment. If we determine that an impairment exists, we will be required to reduce the carrying value of the impaired asset by the amount of the impairment and to record a corresponding charge to operations in the period of impairment.
Note H Loan Payable, Bank
     As of December 31, 2005 we were party to a business loan agreement with Preferred Bank. The total amount of borrowings permitted under this agreement was $20 million subject to a borrowing base equal to 80% of eligible accounts receivable approved and assigned to CIT plus 40% of eligible inventory, up to a maximum of $10 million, with the following limitations:
a)	$10 million limitation for the issuance of letters of credit, subject to the borrowing base;

b)	$5 million for trust receipts and acceptances up to 90 days, subject to the borrowing base;

c)	$10 million for trust receipts and general working capital for up to 60 days, subject to the borrowing base;

d)	The amounts in a) plus b) shall not exceed $10 million;

e)	The amounts in a) plus b) plus c) shall not exceed $20 million; and

f)	The borrowings under the facility bear interest at Preferred Bank’s prime rate plus 0.5% (7.75% at December 31, 2005).
          Accounts receivable eligible to be included in the borrowing base include gross amounts assigned to CIT in accordance with the CIT Agreement. Pursuant to the terms of the credit facility, funds collected by CIT are to be utilized by Preferred Bank as follows: a) 25% to retire existing trust receipt loans on a first in, first out basis; b) 60% to repay advances under the working capital portion of the loan facility; and c) 15% to us. Additional requirements of the credit facility are that we maintain our primary operating accounts at Preferred Bank, and that we maintain positive annual taxable net income and submit quarterly internal financial statements within 60 days of the end of each quarter, and audited annual financial statements within 120 days of the end of the fiscal year.
          The credit facility was personally guaranteed jointly and severally by certain of our officers and directors as well as one of our largest stockholders and an executive of Kolin. In addition, Kolin has provided to Preferred Bank a $10 million standby letter of credit as additional security for this facility.
          On January 31, 2006, we entered into an amended agreement with Preferred Bank which provides for total borrowings of up to $28 million subject to the borrowing base.

Note I Net Income (Loss) per Share
     Basic and diluted income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the three- and six-month periods ended December 31, 2005 and 2004. For periods prior to the completion of the Merger, the weighted average number of shares outstanding is based on the number of shares of Syntax Groups Corporation common stock outstanding, retroactively adjusted for the Merger exchange ratio. For the three- and six-month periods ended December 31, 2005, the effect of approximately 2.4 million and 2.4 million stock options, respectively, was excluded from the calculation of diluted loss per share as their effect would have been antidilutive. In addition, for the three- and six-month periods ended December 31, 2005, approximately 2.6 million warrants and approximately 2.6 million shares of stock issuable upon conversion of convertible promissory notes were excluded from the calculation of diluted loss per share as their effect would also have been antidilutive. For the three- and six-month periods ended December 31, 2004, there were no potentially dilutive securities outstanding. Therefore basic and diluted earnings per share are the same.
Note J Segment Reporting, Sales to Major Customers, and Geographic Information
     Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers.
     We operate in two segments: the Liquid Crystal Display (LCD) televisions segment and the Liquid Crystal on Silicon (LCoS) segment. The following table presents revenues and operating income (loss) for each of our segments (in thousands).

	LCD	LCoS	Total
Three months ended December 31, 2005
Net sales	$59,861	$294	$60,155
Operating income (loss)	$2,535	$(2,776)	$(241)

Three months ended December 31, 2004
Net sales	$28,809	$—	$28,809
Operating income (loss)	$754	$—	$754

Six months ended December 31, 2005
Net sales	$87,218	$294	$87,512
Operating income (loss)	$2,090	$(2,776)	$(686)

Six months ended December 31, 2004
Net sales	$38,466	$—	$38,466
Operating income (loss)	$595	$—	$595
     Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.
     We had two non-related party customers that accounted for $9.2 million, or 51.2% and $4.7 million, or 26.2%, respectively, of our outstanding and unassigned accounts receivable at December 31, 2005. Accounts receivable that are assigned to CIT are not included herein as the credit risk for such accounts has been assumed by CIT. We had two customers which accounted for $9.1 million or 15.2% and $7.5 million or 12.5%, respectively, of our net sales for the three months ended December 31, 2005 and $6.1 million or 21.1% and $5.7 million or 20.0% of our net sales for the three months ended December 31 2004.

     Net sales by geographic area are determined based upon the location of the end customer. The following sets forth net sales (in thousands) for these geographic areas:

	North
	America	Asia	Europe	Total
Three months ended December 31, 2005
Net sales	$52,659	$7,460	$36	$60,155

Three months ended December 31, 2004
Net sales	$22,484	$6,325	$—	$28,809

Six months ended December 31, 2005
Net sales	$76,400	$11,076	$36	$87,512

Six months ended December 31, 2004
Net sales	$32,141	$6,325	$—	$38,466
Note K Commitments and Contingencies
     We are currently party to various claims. The ultimate outcome of these claims, individually and in the aggregate, are not expected to have a material adverse effect on our financial position or overall trends in results of operations. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which the ruling occurs or first becomes probable and estimable. The estimate of the potential impact from the various legal proceedings on our financial position or overall results of operations and cash flows could change in the future.
     On June 6, 2005, Kolin, our principal source of LCD television products and components, received a notice from Sony Corporation asserting two alleged patent infringements. We are assisting Kolin in evaluating the assertions made as well as the potential impact, if any, on our business. Based upon information received to date, we believe that these assertions will not have a material impact on our financial condition or results of operations and cash flows.
     We received a notification from the U.S. Customs Service claiming approximately $3.5 million in additional import duties due for our products imported from Kolin. We intend to vigorously defend our position regarding the import classifications used for the products in question. Further, since our purchase terms from Kolin include all costs of delivery including duties, Kolin has affirmed in writing its agreement to reimburse us for any additional duty that may be deemed due and payable by the U.S. Customs Service. Accordingly, we do not believe that this claim will have a material impact on our financial condition or results of operations and cash flows.
     We made a guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. VoiceViewer is unable to meet its current obligations under the loan agreement. We and the other guarantors are making payments as they become due. We have determined that it is probable that VoiceViewer will be unable to meet its future obligations under the loan agreement. Therefore, at December 31, 2005, we had accrued $247,000, which represents our maximum remaining obligation under the guarantee. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.

Note L Stock Compensation
     We adopted SFAS No. 123 (revised 2004), “Share-Based Payment (SFAS 123R),” effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options, stock awards, and performance awards. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Generally, options fully vest twelve to fifty months from the grant date and have a term of 10 years. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We reserve shares to satisfy stock option exercises and for the issuance of performance awards.
     As a result of the adoption of SFAS 123R, the incremental impact on our stock compensation expense caused our net loss for the three- and six-month periods ended December 31, 2005, to be $1.4 million; ($0.04 per share) and $3.7 million ($0.10 per share), respectively, more than if we had continued to account for our equity compensation programs under Accounting Principle Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.”
     Prior to July 1, 2005, Syntax had not granted any stock options. Therefore, there was no impact from stock-based compensation on our operating results for the three- and six-month periods ended December 31, 2004.
     We have computed compensation cost, for reporting and disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method.
     The weighted-average fair value of the options granted during the six-month period ended December 31, 2005 was $1.61 per share, determined using the following assumptions:

Dividend yield:	N/A
Volatility:	123%
Risk-free interest rate:	3.81%
Expected life in years:	10
Note M Recently Issued Accounting Standards
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change, the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The provisions of SFAS 154 are effective in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS 154 effective July 1, 2005.
Note N Long-term Debt
Long-term debt consisted of the following (in thousands):

	December 31,	June 30,
	2005	2005
April 2005 7% Convertible Debentures maturing April 20, 2008, convertible at $1.57 per share	$1,081	$—
April 2005 9% Senior Secured Debentures maturing April 20, 2008, secured by a first lien on our assets	2,000	—
July 2005 4% Convertible Debentures maturing July 12, 2008, convertible at $2.63 per share	5,000	—
July 2005 9% Senior Secured Debentures maturing July 12, 2008, secured by a first lien on our assets	2,075	—

	10,156	—

Less:
Discount and beneficial conversion feature on convertible debentures	(5,884)	—
Discount on secured debentures	(1,086)	—

Total	$3,186	$—

     Amortization of debt discount and beneficial conversion feature of approximately $491,000 is included in interest expense for the three- and six-month periods ended December 31, 2005. Interest on the 7% and 4% Convertible Debentures is payable, at our option, in either stock or cash. Due to the beneficial conversion feature and the value allocated to warrants issued with the convertible debt, the effective interest rate on the convertible debt is approximately 40%. Due to the value allocated to warrants issued with the secured debt, the effective interest rate on the secured debt is approximately 13%.
Note O Redeemable Convertible Preferred Stock
     On December 29, 2005, we issued 3 million shares of 6% redeemable convertible preferred stock and received gross proceeds of $15 million. The holders of our 6% redeemable convertible preferred stock are entitled to cumulative dividends that accrue monthly, beginning on March 29, 2006, at a rate of $0.30 per share. The dividends are payable in cash or, if certain conditions are met, we may elect to pay the dividends in shares of our common stock. No dividends may be paid on our common stock until all dividends owed to the holders of our 6% redeemable convertible preferred stock have been paid in full.
     Holders of our 6% redeemable convertible preferred stock have the right to convert their shares into shares of our common stock at any time, at an initial conversion price of $5.00 per share. The conversion price is subject to adjustment upon the occurrence of certain dilutive events, including if we issue any shares of capital stock at a per share price of less than $5.00 while any shares of 6% redeemable convertible preferred stock are outstanding.
     The 6% redeemable convertible preferred stock is mandatorily redeemable. Beginning on January 29, 2007, we are required to redeem outstanding shares of the 6% redeemable convertible preferred stock at a rate of 250,000 shares each month at a price of $5.00 per share (subject to certain adjustments) plus any accrued but unpaid dividends until all outstanding shares are redeemed. We may elect to pay the dividends and redemption payments in shares of our common stock instead of cash, provided we meet certain conditions.
     The 6% redeemable convertible preferred stock has a liquidation preference over the holders of our common stock so that, if we liquidate, dissolve, or wind up our business, the holders of our 6% redeemable convertible preferred stock are entitled to a liquidation payment of $5.00 per share (subject to certain adjustments) plus any accrued but unpaid dividends prior to any distribution being made to our common stockholders. The holders of our 6% redeemable convertible preferred stock are also entitled to this liquidation payment upon any change of control of our business.
     On January 3, 2006, we issued an additional 200,000 shares of 6% redeemable convertible preferred stock and received gross proceeds of $1.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS
     The statements contained in this report on Form 10-Q which are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2006 and thereafter; the amounts, prices, timing, or terms under which we sell HDTVs to our customers; technological innovations; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.

Overview
     We are a leading designer, developer, and distributor of high-definition televsions, or HDTVs, in liquid crystal display, or LCD, and liquid crystal on silicon, or LCoS, formats. Our LCD and our popular priced LCoS HDTVs are sold under our Olevia brand name, and our premium large-screen, rear-projection HDTVs, utilizing our proprietary LCoS microdisplay technology, are sold under our brand names and the brand names of retailers, including high-end audio/video manufacturers, distributors of high-end consumer electronics products, and consumer electronics retailers. Our price-conscious Olevia product line includes flat panel LCD models in diagonal sizes from 20 inches to 42 inches designed for the high-volume home entertainment market; our price-performance, full feature Olevia product line includes 42-inch and 47-inch high-end HDTVs for the home entertainment and home theater markets; and our Gen II LCoS rear projection 65-inch screen size HDTVs address the premium audio/video market. We have established a virtual manufacturing model utilizing Asian sourced components and third-party contract manufacturers and assemblers located in close proximity to our customers to assemble our HDTVs. We also offer a broad line of LCoS microdisplay subsystems, including LCoS light engines and imagers, that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.
     On November 30, 2005, we completed our merger with Syntax Groups Corporation, a privately held California corporation (“Syntax”), whereby a wholly owned subsidiary of our company was merged with and into Syntax and Syntax became a wholly-owned subsidiary of our company (the “Merger”). As consideration for the Merger, Syntax shareholders received 1.5379 shares of our common stock for each share of Syntax common stock held by them on November 30, 2005 (the “Exchange Rate”). In the aggregate, shareholders of Syntax received approximately 34,309,988 shares of our common stock. The Exchange Rate was calculated so that former shareholders of Syntax owned approximately 70% of the fully diluted shares of the combined company at the closing of the Merger. Therefore, the Merger has been accounted for as a reverse merger wherein Syntax is deemed to be the acquiring entity from an accounting perspective. As such, the historical financial statements of Syntax became the historical financial statements of the combined company upon completion of the Merger.
     We derive revenue from the sale of our LCD TV products as well as from our LCoS HDTV products, LCoS light engines, and LCoS imagers. During the six months ended December 31, 2005, we recorded revenue of $87.5 million, a 128% increase from the comparable period of the previous year. For the six months ended December 31, 2005, we recorded a net loss of $2.0 million compared with net income of $222,000 in the comparable period of the prior year.
     Syntax commenced operations in April 2003 as a reseller of home entertainment consumer electronics products, such as DVD players and audio equipment. In the second quarter of fiscal 2004, Syntax changed its business focus to concentrate on the sale of LCD TV products. In the third quarter of fiscal 2004, Syntax introduced its first LCD and LCoS HDTV products. Sales of LCD and LCoS TV products now account for virtually all of our revenue.
     In March 2004, we entered into a manufacturing arrangement with Taiwan Kolin Co. Ltd., or Kolin, a Taiwan publicly listed company (Taiwan: 1606.TW), pursuant to which Kolin produces certain of the electronic components and subassemblies of our LCD televisions. This manufacturing agreement had an initial term of one year and could be extended for up to five additional one-year periods at our option. We have elected to extend this Manufacturing Agreement for one additional year.
     In March 2004, we and Kolin also entered into three additional agreements that provide for rebates to Syntax on purchases from Kolin for technical development in the amount of 3%, market development in the amount of 2.5%, and volume incentive purchases in amounts ranging up to 2.75%. The foregoing rebates issued by Kolin are issued monthly based on units shipped. In accordance with the Emerging Issues Task Force (EITF) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” we record these rebates as a reduction to the price of the products purchased upon receipt of the products and allocate such rebates to inventory and cost of sales accordingly.
     Our cost of sales include the purchase price of TVs sold and freight costs offset by credits from the manufacturer for price protection, market development funds allowances, warranty and service allowances, and volume incentive rebates. Our gross margins are influenced by various factors, including product mix, sales volume, and negotiated credits and allowances from the manufacturer.

     Sales, distribution, and marketing costs include sales commissions, advertising costs, marketing costs, such as trade show costs and ad development, outbound shipping costs, and warranty and service costs. We sell directly to national and regional retailers and online retailers. We also sell to certain retailers through distributors such as BDI Laguna, Inc.
     General and administrative expenses include salaries, wages, and employee benefits, accounting and legal expenses, facilities rent, utilities, and other necessary costs of doing business. As of December 31, 2005, we had 228 employees.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these consolidated financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
     We recognize revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed and determinable; and collection of the resulting receivable is reasonably assured. Sales allowances are estimated based upon historical experience of sales returns.
     We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including price markdowns, promotions, other volume-based incentives, and expected returns. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require us to estimate, based on industry experience, the number of customers that will actually redeem the incentive. We also record estimated reductions to revenue for end-user rebate programs, returns, and costs related to warranty services in excess of reimbursements from our principal manufacturer.
     We maintain an allowance for doubtful accounts not assigned to a factor and accounts assigned to a factor with recourse for estimated losses resulting from the inability of customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of a customer were to deteriorate, additional allowances could be required.
     We write down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required.
     We receive two types of vendor allowances: volume rebates, which are earned as a result of attaining certain purchase levels, and price protection, which is earned based upon the impact of market prices on a monthly basis. We also obtain incentives for technical assistance and market development that are earned as a result of monthly purchase levels. All vendor allowances are accrued as earned, and those allowances received as a result of attaining certain purchase levels are accrued over the incentive period based on estimates of purchases. We record the cash consideration received from a vendor in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and is recorded as a reduction of the cost of sales when recognized in our Statement of Operations.

     We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.
     We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized, a valuation allowance is established if necessary.
     We typically warrant our products against defects in material and workmanship for a period of one year from purchase with on-site service provided for certain of our products. As of December 31, 2005, we had entered into an agreement with Kolin for reimbursement of the cost of our warranty expenses for units sold. We record these reimbursements from Kolin first as a reduction to the third party warranty costs, with the excess reimbursement amortized over a 12-month period and applied as a credit to cost of sales for units which have shipped to customers. We record reimbursements received from Kolin for units which have not been shipped to customers as deferred warranty revenue.
     We account for our investments in which we have less than a 20% interest at cost and periodically review such investments for impairment.
Results of Operations
  Three months ended December 31, 2005 compared to three months ended December 31, 2004
     Net Sales. Net sales increased 109% to $60.2 million the second quarter of fiscal 2006 from $28.8 million in the second quarter of fiscal 2005. Net sales consisted of LCD television sales revenue of $59.9 million and $294,000 of revenue from LCoS products.
     LCD television revenue of $59.9 million represents an increase of 108% from $28.8 million in the comparable quarter of the previous year. The increase in LCD television revenue was a result of increased unit shipments. During the quarter ended December 31, 2005, we shipped approximately 95,000 units compared to approximately 39,000 in the comparable quarter of fiscal 2005.
     The Merger was completed on November 30, 2005 and, therefore, the LCoS revenue was only included for the month of December. There was no LCoS revenue in the quarter ended December 31, 2004.
     Net sales in North America totaled $52.7 million, or 87.6% of total net sales, in the second quarter of fiscal 2006 compared with $22.5 million, or 78.0% of total net sales, in the second quarter of fiscal 2005. Net sales in Asia totaled $7.5 million, or 12.4% of total net sales, in the second quarter of fiscal 2006 compared with $6.3 million, or 22.0% of total net sales, in the comparable quarter of the previous year. Net sales in Europe totaled $36,000, or less than 1% of net sales, in the second quarter of fiscal 2006. There were no sales in Europe in the second quarter of fiscal 2005.
     Cost of Sales. Cost of sales was $53.3 million, or 88.6% of net sales, in the second quarter of fiscal 2006 compared with $25.8 million, or 89.7% of net sales, in the second quarter of fiscal 2005.
     LCD television cost of sales totaled $52.3 million, or 87.4% of LCD television net sales, in the quarter ended December 31, 2005 compared with $25.8 million, or 89.7% of LCD television net sales, in the comparable period of the previous year. The increase in LCD television gross margins is the result of higher selling volumes and increased brand awareness.
     Cost of sales for the three months ended December 31, 2005 and 2004 includes purchases from Kolin, net of rebates, totaling $52.3 million and $25.8 million, respectively.

     On March 9, 2004, in conjunction with our plans to expand our product lines to include home entertainment products, including LCD televisions, we entered into a Manufacturing Agreement with Kolin. This Manufacturing Agreement had an initial term of one year and could be extended for up to five additional one-year periods at our option. We have elected to extend this Manufacturing Agreement for one additional year. In conjunction with the execution of this Manufacturing Agreement, we also entered into an additional agreement intended to govern the terms pursuant to which Kolin, us, and DigiMedia Technology Co, Ltd., or DigiMedia, the product research and development subsidiary of Kolin, would form a strategic alliance through the acquisition by Kolin of up to 10% of our common stock and the acquisition by us of up to 10% of the common stock of DigiMedia. As of December 31, 2005, Kolin, and one of its subsidiaries had purchased a total of 3.1 million shares of our common stock, representing 7.2% of our outstanding stock. As a result of the foregoing, Kolin and DigiMedia are considered related parties.
     In March 2004, we and Kolin also entered into three additional agreements which provide for rebates to us on purchases from Kolin. Under these agreements, we receive a rebate equal to 3.0% of purchases for providing technical know how to Kolin, 2.5% for market development funds, and volume incentive rebates up to 2.75% of purchases. The foregoing rebates issued by Kolin are issued monthly based upon units shipped from Kolin to us. In accordance with the Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” we record these rebates as a reduction to the price of the products purchased upon receipt of the products and allocate such rebates to inventory and cost of sales accordingly. Rebates granted by Kolin applicable to goods in transit are recorded as amounts outstanding to Kolin until such goods are received.
     On September 8, 2004, we entered into a five-year exclusive Distribution Agreement with Kolin, which grants us the exclusive right to market and distribute products under the Kolin brand throughout North America.
     For the three months ended December 31, 2005 and 2004, Kolin agreed to grant us additional monthly lump sum rebates for price protection of $16.6 million and $10.6 million, representing 28.9% and 38.1% of actual purchases from Kolin, respectively, which were credited to cost of sales in the period received as these price protection grants relate to inventory purchased from Kolin that had been sold to our customers during the respective periods. In April 2005, we entered into an agreement whereby Kolin agreed that in no event shall the amount of the price protection to be issued by Kolin to us for any calendar month be less than 18% of the amount invoiced by us to our customers for such calendar month. Accordingly, we record an 18% reduction in the value of inventory purchased from Kolin and a corresponding reduction in the accounts payable balance due to Kolin to reflect the impact of this guaranteed price protection on our balance sheet. As of December 31, 2005, the amount of the reduction in the value of inventory purchased from Kolin and the corresponding reduction in the accounts payable balance due to Kolin was $4.9 million.
     As of June 30, 2004, we had entered into an agreement with Kolin for reimbursement of the cost of warranty expense for units we sold. Through December 2004, we had retained an independent third party to provide on-site service to consumers who purchased our LCD television products. The cost to us for this service was $10 per unit shipped. Since January 2005, we have provided on-site service to consumers for warranty claims through a different third party, which is billed to us on a case-by-case basis. Kolin has agreed to reimburse us varying amounts ranging from $10 to $100 per unit to cover the cost of these warranty expenses as well as our costs in administering the program and servicing units which cannot be serviced by the warranty providers. Kolin provides these per unit reimbursements at the time they ship products to us. We record these reimbursements from Kolin first as a reduction to the third-party warranty costs, with the excess reimbursement amortized over a 12-month period and applied as a credit to cost of sales for units that have been shipped to customers. We record reimbursements received from Kolin for units that have not been shipped to customers as deferred warranty revenue. As of December 31, 2005, deferred warranty revenue was $3.6 million. Recognized warranty reimbursements, which are recorded as a reduction in cost of sales, totaled $1.1 million and $105,000 for the three months ended December 31, 2005 and 2004, respectively.

     We recorded cost of sales for LCoS net sales totaling $1.0 million, or 346% of LCoS net sales. Cost of LCoS net sales was included for the month of December as the Merger closed on November 30, 2005. There was no LCoS cost of sales in the second quarter of fiscal 2005. The large negative gross margin in each period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure. A significant portion of our manufacturing costs are fixed in nature and consist of items such as utilities, depreciation, and amortization. The amounts of these costs do not vary period to period based on the number of units produced nor can the amounts of these costs be adjusted in the short term. Therefore, in periods of lower production volume, these fixed costs are absorbed by a lower number of units, thus increasing the cost per unit. As a result, we expect it will be difficult to attain significant improvements in gross margins until we can operate at higher production volumes.
     Selling, Distribution, and Marketing Expense. Selling, distribution, and marketing expenses totaled $2.0 million, or 3.3% of net sales, in the quarter ended December 31, 2005 compared with $700,000, or 2.4% of net sales, for the comparable period of the previous year. The increase in selling, distribution, and marketing expenses for the current quarter was primarily related to increased advertising expenses and other marketing costs necessary to develop our distribution channel. Advertising expense was $683,000 and $409,000 for the three months ended December 31, 2005 and 2004, respectively.
     General and Administrative Expense. General and administrative expense totaled $4.5 million in the second quarter of fiscal 2006, compared with $1.5 million in the corresponding quarter in fiscal 2005. This increase is the result of increased expenses including salaries and wages, recognition of stock-based compensation expense related to the adoption of SFAS 123(R), and legal and accounting fees.
     Research and Development Expense. Research and development expense totaled $627,000 in the second quarter of fiscal 2006. Research and development expense began to be incurred upon completion of the Merger on November 30, 2005. There was no such expense in the comparable quarter of the previous year.
     Interest Expense. During the second quarter of fiscal 2006, we recorded net interest expense of $991,000 compared with $85,000 in the second quarter of fiscal 2005. During the three months ended December 31, 2005, we incurred interest expense related to our credit facility with Preferred Bank totaling approximately $290,000, cash interest expense related to our 7% and 4% convertible debentures and 9% senior secured debentures of approximately $32,000, and non-cash interest expense related to the convertible and senior secured debentures of approximately $545,000. Under generally accepted accounting principles, we are required to measure the value of the warrants attached to debentures issued and the conversion feature of the convertible debentures issued. The resulting values are recorded as a discount to the debentures with a corresponding increase in additional paid-in capital. The original discount to the convertible debentures was equal to their face value of $7.5 million and the original discount to the secured debentures was $1.4 million. The discount, along with amortization of issuance costs, is being accreted to interest expense over the three year term of the notes.
     Net Income (Loss). Net loss was $1.3 million in the second quarter of fiscal 2006 compared with net income of $414,000 in the second quarter of fiscal 2005.
Six months ended December 31, 2005 compared to six months ended December 31, 2004
     Net Sales. Net sales increased 128% to $87.5 million the first half of fiscal 2006 from $38.5 million in the first half of fiscal 2005. Net sales were comprised of LCD television sales revenue of $87.2 million and $294,000 of revenue from LCoS products.
     LCD television revenue of $87.2 million represents an increase of 108% from $28.8 million in the comparable period of the previous year. The increase in LCD television revenue was a result of increased unit shipments. During the period ended December 31, 2005, we shipped approximately 130,000 units compared to 51,000 in the comparable period of fiscal 2005.
     The Merger was completed on November 30, 2005 and, therefore, the LCoS revenue was only included for the month of December 2005. There was no LCoS revenue in the period ended December 31, 2004.

     Net sales in North America totaled $76.4 million, or 87.4% of total net sales, in the first half of fiscal 2006 compared with $32.1 million, or 83.6% of total net sales, in the first half of fiscal 2005. Net sales in Asia totaled $11.1 million, or 12.6% of total net sales, in the first half of fiscal 2006 compared with $6.3 million, or 16.4% of total net sales, in the comparable period of the previous year. Net sales in Europe totaled $36,000, or less than 1% of net sales, in the first half of fiscal 2006. There were no sales in Europe in the first half of fiscal 2005.
     Cost of Sales. Cost of sales was $75.1 million, or 85.8% of net sales, in the first half of fiscal 2006 compared with $34.3 million, or 89.0% of net sales, in the first half of fiscal 2005.
     LCD television cost of sales totaled $74.0 million, or 84.9% of LCD television net sales, in the period ended December 31, 2005 compared with $34.3 million, or 89.0% of LCD television net sales, in the comparable period of the previous year. The increase in LCD television gross margins was the result of higher selling volumes and increased brand awareness.
     Cost of sales for the six months ended December 31, 2005 and 2004 includes purchases from Kolin, net of rebates, totaling $74.0 million and $34.3 million, respectively.
     On March 9, 2004, in conjunction with our plans to expand our product lines to include home entertainment products, including LCD televisions, we entered into a Manufacturing Agreement with Kolin. This Manufacturing Agreement had an initial term of one year and could be extended for up to five additional one-year periods at our option. We have elected to extend this Manufacturing Agreement for one additional year. In conjunction with the execution of this Manufacturing Agreement, we also entered into an additional agreement intended to govern the terms pursuant to which Kolin, us, and DigiMedia Technology Co, Ltd., or DigiMedia, the product research and development subsidiary of Kolin, would form a strategic alliance through the acquisition by Kolin of up to 10% of our common stock and the acquisition by us of up to 10% of the common stock of DigiMedia. As of December 31, 2005, Kolin, and one of its subsidiaries had purchased 3.1 million shares of our common stock, representing 7.2% of our outstanding stock. As a result of the foregoing, Kolin and DigiMedia are considered related parties.
     In March 2004, we and Kolin also entered into three additional agreements which provide for rebates to us on purchases from Kolin. Under these agreements, we receive a rebate equal to 3.0% of purchases for providing technical know how to Kolin, 2.5% for market development funds, and volume incentive rebates up to 2.75% of purchases. The foregoing rebates issued by Kolin are issued monthly based upon units shipped from Kolin to us. In accordance with the Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” we record these rebates as a reduction to the price of the products purchased upon receipt of the products and allocate such rebates to inventory and cost of sales accordingly. Rebates granted by Kolin applicable to goods in transit are recorded as amounts outstanding to Kolin until such goods are received.
     On September 8, 2004, we entered into a five-year exclusive Distribution Agreement with Kolin, which grants us the exclusive right to market and distribute products under the Kolin brand throughout North America.
     For the six months ended December 31, 2005 and 2004, Kolin agreed to grant us additional monthly lump sum rebates for price protection of $29.2 million and $11.2 million, representing 25.1% and 24.5% of actual purchases from Kolin, respectively, which were credited to cost of sales in the period received as these price protection grants relate to inventory purchased from Kolin that had been sold to our customers during the respective periods. In April 2005, we entered into an agreement whereby Kolin agreed that in no event shall the amount of the price protection to be issued by Kolin to us for any calendar month be less than 18% of the amount invoiced by us to our customers for such calendar month. Accordingly, we record an 18% reduction in the value of inventory purchased from Kolin and a corresponding reduction in the accounts payable balance due to Kolin to reflect the impact of this guaranteed price protection on our balance sheet. As of December 31, 2005, the amount of the reduction in the value of inventory purchased from Kolin and the corresponding reduction in the accounts payable balance due to Kolin was $4.9 million.

     As of June 30, 2004, we had entered into an agreement with Kolin for reimbursement of the cost of warranty expense for units we sold. Through December 2004, we had retained an independent third party to provide on-site service to consumers who purchase our LCD television products. The cost to us for this service was $10 per unit shipped. Since January 2005, we have provided on-site service to consumers for warranty claims through a different third party, which is billed to us on a case-by-case basis. Kolin has agreed to reimburse us varying amounts ranging from $10 to $100 per unit to cover the cost of these warranty expenses as well as our costs in administering the program and servicing units which cannot be serviced by the warranty providers. Kolin provides these per unit reimbursements at the time they ship products to us. We record these reimbursements from Kolin first as a reduction to the third-party warranty costs, with the excess reimbursement amortized over a 12-month period and applied as a credit to cost of sales for units which have shipped to customers. We record reimbursements received from Kolin for units which have not been shipped to customers as deferred warranty revenue. As of December 31, 2005, deferred warranty revenue was $3.6 million. Recognized warranty reimbursements, which are recorded as a reduction in cost of sales, totaled $1.9 million and $187,000 for the six months ended December 31, 2005 and 2004, respectively.
     Beginning in May 2005 through September 2005, Syntax purchased tuners and AV module components used in the assembly of LCD TV products from the Riking Group (“Riking”), a Hong Kong based exporter and a related party. For the six months ended December 31, 2005, purchases from Riking totaled $885,000. As of December 31, 2005, the accounts payable balance included $523,000 in outstanding invoices to Riking.
     We recorded cost of sales for LCoS net sales totaling $1.0 million, or 346% of LCoS net sales. Cost of LCoS net sales was included for the month of December as the Merger closed on November 30, 2005. There was no LCoS cost of sales in the first half of fiscal 2005. The large negative gross margin in each period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure. A significant portion of our manufacturing costs are fixed in nature and consist of items such as utilities, depreciation, and amortization. The amounts of these costs do not vary period to period based on the number of units produced nor can the amounts of these costs be adjusted in the short term. Therefore, in periods of lower production volume, these fixed costs are absorbed by a lower number of units, thus increasing the cost per unit. As a result, we expect it will be difficult to attain significant improvements in gross margins until we can operate at higher production volumes.
     Selling, Distribution, and Marketing Expense. Selling, distribution, and marketing expenses totaled $2.9 million, or 3.3% of net sales, in the six months ended December 31, 2005 compared with $1.1 million, or 2.8% of net sales, for the comparable period of the previous year. The increase in selling, distribution, and marketing expenses for the current period was primarily related to increased advertising expenses and other marketing costs necessary to develop our distribution channel. Advertising expense was $1.4 million and $607,000 for the six months ended December 31, 2005 and 2004, respectively.
     General and Administrative Expense. General and administrative expense totaled $9.6 million in the first half of fiscal 2006, compared with $2.5 million in the corresponding period in fiscal 2005. This increase is the result of increased expenses including salaries and wages, recognition of stock-based compensation expense related to the adoption of SFAS 123(R), and legal and accounting fees.
     Research and Development Expense. Research and development expense totaled $627,000 in the first half of fiscal 2006. Research and development expense began to be incurred upon completion of the Merger on November 30, 2005. There was no such expense in the comparable period of the previous year.
     Interest Expense. During the first half of fiscal 2006 ,we recorded net interest expense of $1.3 million compared with $117,000 in the first half of fiscal 2005. During the six months ended December 31, 2005, we incurred interest expense related to our credit facility with Preferred Bank totaling approximately $523,000, cash interest expense related to our 7% and 4% convertible debentures and 9% senior secured debentures of approximately $32,000, and non-cash interest expense related to the convertible and senior secured debentures of approximately $545,000. Under generally accepted accounting principles, we are required to measure the value of the warrants attached to debentures issued and the conversion feature of the convertible debentures issued. The resulting values are recorded as a discount to the debentures with a corresponding increase in additional paid-in capital. The original discount to the convertible debentures was equal to their face value of $7.5 million and the original discount to the secured debentures was $1.4 million. The discount, along with amortization of issuance costs, is being accreted to interest expense over the three-year term of the notes.

     Net Income (Loss). Net loss was $2.0 million in the first half of fiscal 2006 compared with net income of $222,000 in the first half of fiscal 2005.
Liquidity and Capital Resources
     At December 31, 2005, we had $10.1 million of cash and cash equivalents. At June 30, 2005, we had $1.8 million of cash and cash equivalents.
     Net cash used by operating activities for the six months ended December 31, 2005 was $18.3 million compared with $2.5 million for the comparable period of the prior year. The operating cash outflow in the six months ended December 31, 2005 was primarily a result of increases in accounts receivable and due from factor, and inventory, partially offset by increases in accounts payable, and as a result of the holiday selling season in the United States.
     Net cash used by investing activities for the six months ended December 31, 2005 was $456,000 compared with $53,000 for the comparable period of the prior year. Net cash used by investing activities for the six months ended December 31, 2005 included purchases of equipment of $456,000.
     Net cash provided by financing activities for the six months ended December 31, 2005 was $27.1 million compared with $2.4 million for the six months ended December 31, 2004. Net cash provided by financing activities for the six months ended December 31, 2005 consisted primarily of proceeds from bank loans of $8.7 million and net cash proceeds from issuance of our 6% redeemable convertible preferred stock of $13.9 million.
     We incurred operating losses from our inception until the year ended June 30, 2005, when we recorded income from operations of $344,000. Despite having income from operations in the year ended June 30, 2005, cash used by operating activities was $15.6 million primarily due to increases in accounts receivable and due from factor and inventories as a result of rapid increases in revenue. We have historically funded our operating cash outflows through the use of notes payable and bank lines of credit with a borrowing base calculated as a percentage of eligible accounts receivable as explained below and through the issuance of long term debt and preferred stock.
     On November 30, 2005, the merger between Syntax Groups Corporation (“Syntax”) and Brillian Corporation (“Brillian”) was completed and the combined company changed its name to Syntax-Brillian Corporation (“Syntax-Brillian”). Brillian has never been profitable. For the nine months ended September 30, 2005, Brillian recorded a net loss of $9.6 million. In December 2005 and January 2006, Syntax-Brillian issued 3.2 million shares of redeemable convertible preferred stock. The net proceeds of this offering were approximately $14.7 million. Additionally, on January 31, 2006, we entered into an amendment to the business loan agreement with Preferred Bank described below that provides an additional $8 million of credit availability.
     We believe that the cash from the redeemable convertible preferred stock issuance in December 2005 and the increased Preferred Bank credit facility will be sufficient to sustain operations at the current level for the next 12 months. However, if we continue to experience rapid revenue growth, additional capacity under accounts receivable lines of credit or other sources of financing, such as long-term debt or equity financing, will be necessary. Although there can be no assurance that the required financing will be available on favorable terms, or at all, we believe that we will be able to obtain the required financing to continue to fund our business, including the anticipated growth, for at least the next 12 months. If sufficient additional financing is not available, we would need to curtail our growth rate in order to have sufficient cash to continue our operations.
     On July 27, 2004, Syntax entered into a four party agreement, or the CIT Agreement, between us and CIT Commercial Services Inc., or CIT, Kolin, and Hsin Chu International Bank, or HCIB, the bank used by Kolin. Pursuant to the agreements that govern this transaction, we assigned collection of all our existing and future accounts receivable to CIT, subject to CIT’s approval of the account. We further assigned 100% of the proceeds to be collected by CIT from such accounts receivable to HCIB on behalf of Kolin. The credit risk for all accounts approved by CIT was assumed by CIT. We agreed to pay fees to CIT of 0.06% of gross invoice amounts approved by CIT plus 0.005% for each 30-day period such invoices were outstanding, subject to a minimum fee per calendar quarter of $45,000. Subsequent to this agreement through December 2004, our cash flow was derived from the proceeds from sales of Syntax common stock to Kolin, which totaled $2,800,000 through December 31, 2004, sales of Syntax common stock to other parties as well as COD sales to customers not assumed by CIT. In December 2004, Syntax entered into a bank line of credit described below which altered the terms of this agreement.

     On December 10, 2004, we entered into a Business Loan Agreement for a $10 million credit facility with Preferred Bank. Pursuant to the terms of this agreement, we are permitted to receive cash advances up to the lesser of $5 million or 80% of eligible accounts receivable and 25% of eligible inventory, or the Borrowing Base. In addition, the facility provides for the issuance of letters of credit to Kolin, with such amounts not included in the Borrowing Base, up to an aggregate of $10 million. Accounts receivable eligible to be included in the Borrowing Base include amounts previously assigned to CIT in accordance with the CIT Agreement, which remains substantially unchanged, other than that the funds collected by CIT pursuant to the CIT Agreement are now remitted to us and we are required to apply 80% of such collections to reduce the balance of the loan to Preferred Bank. The loan is secured by a lien on all of our assets. Interest on cash advances is charged at Preferred Bank’s prime rate (5% at December 31, 2004) plus 1%. Additional requirements of this credit facility are that Kolin subordinate $5 million of its balance due from us to Preferred Bank, we maintain an average compensating balance of at least $400,000 and that we be profitable each annual period with minimum income before taxes for the year ended June 30, 2005 equal to 0.4% of net sales. The loan was also personally guaranteed jointly and severally by the following individuals: James Ching Hua Li, our current President and Chief Operating Officer and a director; Thomas Man Kit Chow, our current Chief Procurement Officer and a director; Tony Tzu Ping Ho, one of our shareholders; Roger Kao, a Vice President of Kolin; and Michael Chan, our current Executive Vice President — LCD Operations.
     On March 25, 2005, we entered into a new Business Loan Agreement with Preferred Bank under terms substantially the same as the previous loan agreement except for (1) the aggregate facility was increased from $10,000,000 to $12,000,000; (2) the Borrowing Base was increased to $7,000,000 from $5,000,000 with a $2,000,0000 limitation on eligible inventory and trust receipts and acceptances issued for inventory; (3) the new agreement requires repayment of advances within 60 days from the date of the advance and repayment of trust receipts within 90 days from the date of booking; and (4) the new agreement provides up to 33% of accounts receivables not approved by CIT to be included for determining advances within the Borrowing Base. The remaining provisions regarding the interest rate, personal guarantors, compensating balances, and annual profitability remained unchanged.
     On June 13, 2005, we entered into a new Business Loan Agreement with Preferred Bank under terms substantially the same as the previous loan agreement except for (1) the aggregate facility was increased from $12,000,000 to $17,500,000 and (2) the borrowing base was increased to the lesser of $17,500,000 or the sum of 80% of the accounts approved and assigned to CIT plus 33% of the non-approved accounts assigned to CIT plus 40% of eligible inventory, up to a maximum of $5,000,000, with the following limitations:
          a) $17,500,0000 limitation for the issuance of letters of credit not subject to the borrowing base;
          b) $15,000,000 for trust receipts and acceptances up to 90 days subject to the borrowing base;
          c) $2,000,000 for trust receipts and general working capital for up to 60 days subject to the borrowing base;
          d) The amounts in (b) plus (c) shall not exceed $15,000,000;
          e) The amounts in (a) plus (b) plus (c) shall not exceed $17,500,000; and
          f) Interest to be charged at Preferred Bank’s prime rate (6.25% at June 30, 2005) plus 0.5%.
     In addition, we agreed to subordinate payment of $5,000,000 of the balance due Kolin to the amounts outstanding under this facility. The remaining provisions regarding the interest rate, personal guarantors, compensating balances, and annual profitability remained unchanged.

     On September 28, 2005, we entered into a new Business Loan Agreement with Preferred Bank under the following revised terms: (1) the aggregate facility was increased from $17,500,000 to $20,000,000 and (2) the Borrowing Base was increased to the lesser of $20,000,000 or the sum of 80% of the accounts approved and assigned to CIT plus 40% of eligible inventory, up to a maximum of $10,000,000, with the following limitations:
          a) $10,000,000 limitation for the issuance of letters of credit not subject to the borrowing base;
          b) $5,000,000 for trust receipts and acceptances up to 90 days subject to the borrowing base;
          c) $10,000,000 for trust receipts and general working capital for up to 60 days subject to the borrowing base;
          d) The amounts in (a) plus (b) shall not exceed $10,000,000;
          e) The amounts in (a) plus (b) plus (c) shall not exceed $20,000,000; and
          f) Interest to be charged at Preferred Bank’s prime rate (7.25% at September 28, 2005) plus 0.5%.
     Accounts receivable eligible to be included in the Borrowing Base include amounts assigned to CIT in accordance with the CIT Agreement, which remains substantially unchanged, other than that the funds collected by CIT pursuant to the CIT Agreement will now be utilized by Preferred Bank as follows: a) 25% to retire existing trust receipt loans on a first in, first out basis; b) 60% to repay advances under the working capital portion of the loan facility; and c) the remaining 15% to Syntax. Interest on cash advances is charged at Preferred Bank’s prime rate plus 0.5%. Additional requirements of this credit facility are that Syntax maintains its primary operating accounts at Preferred Bank and that Syntax maintain positive annual taxable net income and submit quarterly internal financial statements within 60 days of the end of each quarter.
     The new loan was personally guaranteed jointly and severally up to a maximum of $10,000,000 by the following individuals: James Ching Hua Li, our current President and Chief Operating Officer and a director; Thomas Man Kit Chow, our current Chief Procurement Officer and a director; Tony Tzu Ping Ho, one of our shareholders; Roger Kao, a Vice President of Kolin; and Michael Chan, our current Executive Vice President — LCD Operations.
     In addition, we agreed to provide to Preferred Bank a $10,000,000 standby letter of credit on terms acceptable to Preferred Bank from Hsinchu International Bank, the bank used by Kolin for its financing, as additional security for this facility.
Aggregate Contractual Obligations
     The following table lists our contractual commitments at June 30, 2005:

		Payments Due by Period
	Total
	Amounts	Less Than			6 Years
Other Contractual Commitments	Committed	1 Year	1-3 Years	4-5 Years	and Over
		(In thousands)
Facilities leases	$1,048	$331	$662	$55	$—
Purchase orders	$16,400	$16,400	$—	$—	$—
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements.

Impact of Recently Issued Standards
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The provisions of SFAS 154 are effective in fiscal years beginning after December 15, 2005. We adopted SFAS 154 effective July 1, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to market risk associated with changes in foreign currency exchange rates, interest rates, and our equity investments, as discussed more fully below. In order to manage the volatility relating to our more significant market risks, we enter into various hedging arrangements described below. We do not execute transactions or hold derivative financial instruments for speculative or trading purposes. We do not anticipate any material changes in our primary market risk exposures in fiscal 2006.
     Interest Rate Risk
     At December 31, 2005, we had an outstanding balance under our line of credit with Preferred Bank of approximately $20.7 million. As amended on September 28, 2005, this line of credit bears interest at Preferred Bank’s prime rate (7.25% at September 28, 2005) plus 0.5%. If the prime rate were to increase by 1.0%, this would result in estimated increased annual interest expense of approximately $207,000. On January 31, 2006, we entered into an amended agreement with Preferred Bank which increases the amount of available borrowings under this facility to $28 million. If we were to borrow the full $28 million, a 1% increase in the prime rate would result in incremental estimated annual interest expense of $280,000.
     Foreign Currency Risk
     We transact business only in U.S. dollars and, therefore, do not incur any foreign currency risk.
     Equity Price Risk
     We hold investments in capital stock of privately held companies. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that is other-than-temporary. From inception through December 31, 2005 we have not recorded any impairment losses on strategic investments. As of December 31, 2005, our strategic investments had a carrying value of $424,000, and we have determined that there was no impairment in these investments at that date. We cannot assure you that our investments will have the above-mentioned results, or that we will not lose all or any part of these investments.
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

Part II-OTHER INFORMATION
Item 1A. Risk Factors
     You should carefully consider the following risk factors in addition to those discussed elsewhere in this report in evaluating our company and our business.
We have never achieved profitability on an annual basis.
     We have never achieved profitability on an annual basis. We incurred net losses of $605,000 in fiscal 2004 and $17,000 in fiscal 2005. We cannot assure you that we will ever achieve or maintain profitability. At December 31, 2005, we had an accumulated deficit of approximately $2.0 million.
We derive substantially all of our revenue from sales of HDTVs, particularly LCD HDTVs, and any decline in demand for these products could severely harm our ability to generate revenue.
     We derive substantially all of our revenue from HDTVs, particularly LCD HDTVs. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of market demand, competition, product obsolescence, technological change, budget constraints of potential customers, or other factors. If our revenue derived from these products were to decline significantly, our business and operating results would be adversely affected.
We will be required to attain and maintain profitability through a combination of increased revenue or lower expenses or to raise additional funds.
     To support our operations, we will be required to attain and maintain profitability through a combination of increased revenue or lower expenses or to raise additional funds. There can be no assurance that we will be able to become profitable or to raise additional funds on satisfactory terms. We had approximately $10.1 million of cash at December 31, 2005, and we are continuing to incur losses.
     To remain competitive, we must fund our receivables and inventory and continue to make significant investments in product design and development, marketing, research and development, equipment, and facilities. As a result of the costs and expenses related to these expenditures, our failure to increase sufficiently our net sales to offset these costs and expenses would adversely affect our operating results. Rapid sales increases are also requiring substantial increases in working capital to fund our inventory and receivables.
     We will need to obtain additional equity or debt financing to provide the funds required to expand our business. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing stockholders.
Our revenue depends on sales by various retailers and distributors.
     Our revenue depends on our sales through various leading national consumer electronics retailers, such as Comp USA, Inc., Circuit City, Office Depot, K-Mart, and Fry’s Electronics, Inc.; regional consumer electronics retailers, such as ABC Appliance, Inc. and J&R Electronics, Inc.; online/television retailers, such as Amazon.com, Inc. and Buy.com; and high-end audio/video distributors, such as D&H Distributor Co. and BDI Laguna, Inc.
     These sales channels involve a number of special risks, including the following:
•	our ability to secure and maintain favorable relationships with retailers and distributors;

•	our lack of control over the timing of delivery of our products to end-users;

•	our retailers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	our retailers and distributors may terminate their relationships with us at any time; and

•	our retailers and distributors market and distribute competing products.

Competing companies and technologies could reduce the demand for our products.
     We compete with a number of the world’s leading electronics manufacturers, including JVC, LG Electronics, Panasonic, Phillips, Samsung, Sharp, Sony, Thompson, and Toshiba. Each of these and certain of our other competitors have greater financial, technical, sales, marketing, and other resources than we possess. Our competitors could introduce products with superior features and functionality at lower prices than our products, and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with other competitors. Finally, we may face additional sources of competition in the future because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the consumer electronics industry. Any of the foregoing effects could cause our revenues to decline, which would harm our financial position and results of operations.
     We are also subject to competition from competing technologies, such as CRT, high-temperature polysilicon, plasma, and digital micromirror technologies, as well as other emerging technologies or technologies that may be introduced in the future. For example, Motorola recently announced carbon nanotube technology that is intended to enable manufacturers to design large flat panel displays that exceed the image quality characteristics of plasma and LCD screens at a lower cost. The success of competing technologies could substantially reduce the demand for our products.
We rely on contract manufacturers and assemblers for a portion of our HDTV production requirements, and any interruptions of these arrangements could disrupt our ability to fill customer orders.
     We outsource to various contract manufacturers and assemblers the production requirements for our HDTVs. Taiwan Kolin Co. Ltd. is our principal contract manufacturer and our sole source of the electronic components and subassemblies of our LCD HDTV products. The loss of our relationships with our contract manufacturers or assemblers, particularly Kolin, or their inability to conduct their manufacturing and assembly services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue and revenue potential would harm our business. Securing new contract manufacturers and assemblers is time-consuming and might result in unforeseen manufacturing, supply, and operational problems.
Our contract manufacturers and assemblers must maintain satisfactory delivery schedules and their inability to do so could increase our costs, disrupt our supply chain, and result in our inability to deliver our HDTV products, which would adversely affect our results of operations.
     Our contract manufacturers and assemblers must maintain high levels of productivity and satisfactory delivery schedules. We do not have long-term arrangements with any of our contract manufacturers or assemblers that guarantee production capacity, prices, lead times, or delivery schedules. Our contract manufacturers and assemblers serve many other customers, a number of which have greater production requirements than we do. As a result, our contract manufacturers and assemblers could determine to prioritize production capacity for other customers or reduce or eliminate services for us on short notice. Any such problems could result in our inability to deliver our products in a timely manner and adversely affect our operating results.
Shortages of components and materials may delay or reduce our sales and increase our costs.
     Our inability or the inability of our contract manufacturers and assemblers to obtain sufficient quantities of components and other materials necessary for the production of our products could result in delayed sales or lost orders, increased inventory, and underutilized manufacturing capacity. For example, we experienced production delays when our former supplier of light engines experienced quality and delivery issues. Many of the materials used in the production of our HDTV and microdisplay products are available only from a limited number of foreign suppliers. As a result, we are subject to increased costs, supply interruptions, and difficulties in obtaining materials. Our OEM customers also may encounter difficulties or increased costs in obtaining from others the materials necessary to produce their products into which our LCoS microdisplays are incorporated.

     We depend on AU Optronics, Chi Mei Optoelectronic, LG Phillips, and Samsung for LCD panels and on Kolin for the electronic components and subassemblies for our LCD HDTV products. We depend on Shanghai-based Semiconductor Manufacturing International Corporation, or SMIC, for the fabrication of silicon wafers; Taiwan-based United Microelectronics Corporation, or UMC, for ASICs; Pixelworks, Silicon Optics, ATI, and Zoran for video processing integrated circuits; Toppan for screens; and various Asian suppliers for printed circuit board assembly and remote controls for our HDTV products. We depend on UMC for the fabrication of silicon wafers and ASICs for our near-to-eye microdisplay products. We do not have long-term contracts with any of these suppliers. As a result, none of them is obligated to supply us for any specific period, in any specific quantity, or at any specific price, except as provided in purchase orders from time to time. The termination of our arrangements with any of these suppliers, or their inability or unwillingness to provide us with the necessary amount or quality of supplies on a timely basis, would adversely affect our ability to manufacture and ship our products until alternative sources of supply could be arranged. We cannot assure you that we would be able to secure alternative arrangements.
     Materials and components for some of our major products may not be available in sufficient quantities to satisfy our needs because of shortages of these materials and components. Any supply interruption or shortages may result in lost sales opportunities.
     We place orders for components, determine production, and plan inventory in advance based on our forecast of consumer demand, which is highly volatile and difficult to predict. We may experience a shortage of LCD panels, which may result in our inability to meet demand for our LCD televisions, or a surplus of LCD panels that may result in the recording of losses should LCD panel prices decline. We consume a large volume of parts and components for our products, and market fluctuations may cause a shortage of parts and components and may affect our production or the cost of goods sold. Our profitability may also be adversely affected by supply or inventory shortages or inventory adjustments that, as a result of efforts to reduce inventory by temporarily halting production or by reducing the price of goods, will lead to an increase in the ratio of cost of sales to sales. We write down the value of our inventory when components or products have become obsolete, when inventory exceeds the amount expected to be used, or when the value of the inventory is otherwise recorded at a higher value than net realizable value. Such inventory adjustments can have a material adverse effect on our operating income and profitability.
Our business depends on new products and technologies.
     We operate in rapidly changing industries. Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our business unless we are able to adapt to the changing conditions. As a result, we will be required to expend substantial funds for and commit significant resources to the following:
•	designing and developing new products and product enhancements that appeal to consumers;

•	meeting the expectations of our retail and OEM customers in terms of product design, product cost, performance, and service;

•	expanding our manufacturing resources;

•	continuing research and development activities on existing and potential products;

•	engaging additional engineering and other technical personnel;

•	purchasing advanced design, production, and test equipment; and

•	maintaining and enhancing our technological capabilities.
     We may be unable to recover any expenditures we make relating to one or more new products or technologies that ultimately prove to be unsuccessful for any reason. In addition, any investments or acquisitions made to enhance our products, sales channels, or technologies may prove to be unsuccessful.

     Our future operating results will depend to a significant extent on our ability to provide new products that compare favorably on the basis of time to introduction, cost, and performance with the products of competitive third-party suppliers and evolving technologies. Our success in attracting new customers and developing new business depends on various factors, including the following:
•	innovative development of new products;

•	efficient, timely, and cost-effective manufacture of our products;

•	the acceptance of our technology; and

•	utilization of advances in technology.
     Our future success depends on our ability to address the rapidly changing needs of our customers by developing, acquiring, and introducing new products, product updates, and services on a timely basis. We must also extend the operation of our products to new formats and keep pace with technological developments and emerging industry standards. We intend to commit substantial resources to developing new products, product features, and technological advances in the HDTV market. This market is relatively new, and industry standards for the HDTV market are evolving and changing. If the HDTV market does not develop as anticipated, or if demand for our products and services in this market does not materialize or occurs more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.
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
     We may not be able to obtain effective patent, trademark, service mark, copyright, and trade secret protection in every country in which our products are produced or sold. We may find it necessary to take legal action in the future to enforce or protect our intellectual property rights or to defend against claims of infringement and such action may be unsuccessful. In addition, we may not be able to obtain a favorable outcome in any intellectual property litigation.
     Third parties could claim that we are infringing their patents or other intellectual property rights. In the event that a third party alleges that we are infringing its rights, we may not be able to obtain licenses on commercially reasonable terms from the third party, if at all, or the third party may commence litigation against us. Litigation can be very expensive and can distract our management time and attention, which could adversely affect our business.

Our operations in foreign countries expose us to a variety of risks.
     Our operations in foreign countries expose us to a variety of risks. Most of our contract manufacturers and assemblers are located abroad, and we and our contract manufacturers and assemblers purchase certain materials from international sources. Purchasing supplies and manufacturing and selling products internationally expose us to various economic, political, and other risks, including the following:
•	difficulties in staffing, managing, and operating an international operation;

•	the burdens and costs of compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	imposition of governmental controls, including trade and employment restrictions and restrictions on currency conversion or the transfer of funds;

•	transportation delays or interruptions and other effects of less developed infrastructures;

•	fluctuations in foreign currency exchange rates and difficulties in hedging foreign currency transaction exposures;

•	economic instability, such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for consumer electronic products or which could make our products more expensive in those countries;

•	employment and severance issues, including possible employee turnover or labor unrest;

•	overlap of tax issues;

•	tariffs and duties;

•	potential loss of proprietary information as a result of piracy, misappropriation, or laws that may be less protective of our intellectual property rights;

•	limitations on future growth or inability to maintain current levels of revenue from international operations if we do not invest sufficiently in our international operations;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	seasonal reductions in business activity in the summer months in Asia and in other periods in other countries;

•	costs and delays associated with developing our products in multiple languages; and

•	economic instability, political unrest, war, or terrorism in areas in which we do business.
     Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, changes in the current tariff structures, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, limitations on imports or exports, or the expropriation of private enterprises could adversely affect our ability to manufacture or sell products in foreign markets and to purchase materials or equipment from foreign suppliers. In addition, U.S. trade policies, such as “most favored nation” status and trade preferences for certain Asian nations, could affect the attractiveness of our products to our U.S. customers.
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
     The consumer electronics industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, intense competition, and production overcapacity. In addition, the consumer electronics industry is cyclical in nature. We may experience substantial period-to-period fluctuations in our operating results, at least in part because of general industry conditions or events occurring in the general economy.
Our operating results may have significant periodic and seasonal fluctuations.
     In addition to the variability resulting from the short-term nature of the commitments of our customers, other factors may contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:
•	effectiveness in managing manufacturing processes;

•	changes in cost and availability of labor and components;

•	the timing and volume of orders relative to our capacity;

•	market acceptance of our products;

•	product introductions or enhancements by us and our competitors;

•	evolution in the life cycles of products;

•	timing of expenditures in anticipation of future orders;

•	product mix;

•	pricing and availability of competitive products;

•	changes or anticipated changes in economic conditions;

•	the cancellation or deferral of product purchases as a result of weak or uncertain economic and industry conditions or the anticipation of new products or product updates by us or our competitors;

•	changes in the competitive landscape due to mergers, acquisitions, or strategic alliances that could allow our competitors to gain market share;

•	the unpredictability of the timing and magnitude of our sales through direct sales channels and indirect sales channels;

•	the seasonal nature of our sales;

•	changes in our pricing and distribution terms or those of our competitors; and

•	the possibility that our business will be adversely affected as a result of the threat of terrorism or military actions taken by the United States or its allies.
     You should not rely on the results of prior periods as an indication of our future performance. Our operating expense levels are based, in significant part, on our expectations of future revenue. If we have a shortfall in revenue or orders in any given quarter, we may not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenue or orders could have an immediate adverse effect on our operating results for that quarter. In addition, we may experience high operating expenses, and our operating results may fall below the expectations of investors if we fail to manage our business effectively.

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
Our LCoS microdisplay products may not achieve commercial success or widespread market acceptance.
     A key element of our current business involves the ongoing commercialization of our LCoS microdisplay technology. Our LCoS products may not achieve customer or widespread market acceptance. Some or all of our LCoS products may not achieve commercial success as a result of technological problems, competitive cost issues, yield problems, and other factors. Even when we successfully introduce a new LCoS product designed for OEM customers, our OEM customers may determine not to introduce or may terminate products utilizing our products for a variety of reasons, including the following:
•	difficulties with other suppliers of components for the products;

•	superior technologies developed by our competitors;

•	price considerations;

•	lack of anticipated or actual market demand for the products; and

•	unfavorable comparisons with products introduced by others.
Various target markets for our LCoS microdisplays are uncertain, may be slow to develop, or could use competing technologies.
     Various target markets for our LCoS microdisplays, including LCoS HDTVs, LCoS home theaters, and near-to-eye microdisplays, are uncertain, may be slow to develop, or could utilize competing technologies, especially high-temperature polysilicon and digital micromirror devices. Many manufacturers have well-established positions in these markets. LCoS HDTVs have only recently become available to consumers, and widespread market acceptance is uncertain. Penetrating this market will require us to offer an improved value, higher performance proposition to existing technology. In addition, the commercial success of the near-to-eye microdisplay market is uncertain. Gaining acceptance in these markets may prove difficult because of the radically different approach of microdisplays to the presentation of information. We must provide customers with lower cost, higher performance microdisplays for their products in these markets. The failure of any of our target markets to develop, or our failure to penetrate these markets, would impede our sales growth. Even if our products successfully meet their price and performance goals, our retailer customers may not achieve success in selling our LCoS HDTVs and our OEM customers may not achieve commercial success in selling their products that incorporate our microdisplay products.
We do not sell our LCoS microdisplays to end users and depend on the market acceptance of the products of our customers.
     We do not sell our LCoS microdisplay products to end users. Instead, we design and develop LCoS HDTVs for sale by retailers under their own brand names, and we sell microdisplay products that our OEM customers incorporate into their products. As a result, our success depends on the ability of our retailer customers to sell our LCoS HDTVs and the widespread market acceptance of our OEM customers’ products. Any significant slowdown in the demand for our customers’ products would adversely affect our business.

     Because our success in the LCoS microdisplay business depends on the widespread market acceptance of our customers’ products, we must secure successful retailers for our LCoS HDTV products and establish relationships for our microdisplay products with OEMs in industries that have significant growth potential. Our failure to secure retailers to sell our LCoS HDTVs or to establish relationships with OEMs in those high-growth markets would reduce our revenue potential.
     Our dependence on the success of the products of our retailer and OEM customers exposes us to a variety of risks, including the following:
•	our ability to supply products for customers on a timely and cost-effective basis;

•	our success in maintaining customer satisfaction with our products;

•	our ability to match our manufacturing capacity with customer demand and to maintain satisfactory delivery schedules;

•	customer order patterns, changes in order mix, and the level and timing of orders placed by customers that we can complete in a quarter; and

•	the cyclical nature of the industries and markets that we serve.
     Our failure to address these risks may adversely affect our results of operations.
We have not reached definitive agreements with any traditional consumer electronics retailers to sell our LCoS HDTVs, and we do not have long-term purchase commitments from OEM customers for our home theater or near-to-eye microdisplay products.
     We have not reached definitive agreements with any traditional consumer electronics retailers to sell our LCoS HDTVs. The inability to secure retailers to sell our LCoS HDTVs would substantially impede our revenue growth and could require us to write off substantial investments that we have made in this aspect of our business. We anticipate that our initial LCoS HDTV sales will be to a limited number of customers. As a result, we will face the risks inherent in relying on a concentration of customers. Any material delay, cancellation, or reduction of orders by one of these customers would adversely affect our operating results.
     OEM customers for our LCoS HDTVs generally do not provide us with firm, long-term volume purchase commitments. Although we sometimes enter into manufacturing contracts with our OEM customers, these contracts typically clarify order lead times, inventory risk allocation, and similar matters rather than provide firm, long-term volume purchase commitments. As a result, OEM customers generally can cancel purchase commitments or reduce or delay orders at any time. The cancellation, delay, or reduction of OEM customer commitments could result in reduced revenue and in our holding excess and obsolete inventory and having unabsorbed manufacturing capacity. The large percentage of our OEM sales to customers in the electronics industry, which is subject to severe competitive pressures, rapid technological change, and product obsolescence, increases our inventory and overhead risks.
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

We have encountered delays in the procurement and production of light engines, and additional delays would harm our ability to manufacture LCoS HDTVs.
     In 2004, we utilized a third-party supplier to manufacture the light engines used to project the image in our LCoS HDTVs. Due to quality and delivery schedule concerns, we began producing our own light engines rather than rely on our prior supplier. The production of light engines involves complex engineering issues that we must successfully address. If we are unable to produce light engines in sufficient quantities, or at all, our ability to manufacture LCoS HDTVs would be harmed.
     Our ability to compete successfully in selling LCoS HDTVs depends on a number of factors, both within and outside our control. These factors include the following:
•	our success in developing and producing new products;

•	our ability to address the needs of our retail and OEM customers;

•	the pricing, quality, performance, reliability, features, ease of use, and diversity of our products;

•	the quality of our customer service;

•	our efficiency of production;

•	the rate at which customers incorporate our LCoS microdisplay products into their own products;

•	product or technology introductions by our competitors; and

•	foreign currency devaluations, especially in Asian currencies, such as the Japanese yen, the Korean won, and the Taiwanese dollar, which may cause a foreign competitor’s products to be priced significantly lower than our products.
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
Our Arizona facility and its high-volume LCoS microdisplay manufacturing line are important to our success.
     Our Arizona facility and its high-volume LCoS microdisplay manufacturing line are important to our success. We currently produce all of our LCoS microdisplays on this dedicated line. This facility also houses our principal research, development, engineering, design, and certain managerial operations. Any event that causes a disruption of the operation of this facility for even a relatively short period of time would adversely affect our ability to produce our LCoS microdisplays and to provide technical and manufacturing support for our customers.

We have previously experienced low manufacturing yields in commencing production of LCoS microdisplays, and we must achieve satisfactory manufacturing yields.
     The design and manufacture of microdisplays are new and highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. As a result of these factors, we have previously experienced low manufacturing yields in producing LCoS microdisplays. These issues could continue, and we may in the future encounter lower than desired manufacturing yields as we manufacture LCoS microdisplays in higher volumes, which could result in the delay of the ramp-up to high-volume LCoS manufacturing production. A return to lower than expected manufacturing yields could significantly and adversely affect our operating margins.
     Although we added additional equipment to our Arizona manufacturing facility in the last two years for manufacturing LCoS microdisplays, the high-volume manufacture of LCoS microdisplays will require us to overcome numerous challenges, including the following:
•	the availability of a sufficient quantity of quality materials;

•	the implementation of new manufacturing techniques;

•	the incorporation of new handling procedures;

•	the maintenance of clean manufacturing environments; and

•	the ability to master precise tolerances in the manufacturing process.
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
We depend on key personnel.
     Our operations depend substantially on the efforts and abilities of our senior management as well as our technical, sales, and other key personnel. The loss of services of one or more of our key employees or the inability to add key personnel could have a material adverse effect on our business. Although we maintain employment, non-competition, and nondisclosure covenants with certain key personnel, we do not currently have any key person life insurance covering any officer or employee or employment agreements with most of our employees.
Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.
We plan to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets and sales channels, enhance our technical capabilities, or otherwise offer growth opportunities. While we have no current agreements or active negotiations underway, we may buy businesses, products, or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt, or assume contingent liabilities.

     Our experience in acquiring other businesses and technologies is limited. Potential acquisitions also involve numerous risks, including the following:
•	problems integrating the purchased operations, technologies, products, or services with our own;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	potential loss of key employees and customers of purchased organizations;

•	increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act; and

•	risk of impairment charges related to potential write-down of acquired assets in future acquisitions.
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
We may not realize the benefits we expected from our merger with Syntax.
     The integration of our business with the business of Syntax will be complex, time-consuming, and expensive and may disrupt the combined business. We will need to overcome significant challenges in order to realize any benefits or synergies from the merger. These challenges include the timely, efficient, and successful execution of a number of post-merger events, including the following:
•	integrating the business, operations, and technologies of the two companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners;

•	creating uniform standards, controls, procedures, policies, and information systems; and

•	the challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs.
     The inability to manage successfully the substantially larger and internationally diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock after the merger.

     The execution of these post-merger events will involve considerable risks and may not be successful. These risks include the following:
•	the potential disruption of ongoing business and distraction of our management;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology, and other resources of the two companies;

•	the impairment of relationships with employees, suppliers, and customers as a result of any integration of new management personnel;

•	greater than anticipated costs and expenses related to the integration of our businesses; and

•	potential unknown liabilities associated with the merger and the combined operations.
     We may not succeed in addressing these risks or any other problems encountered in connection with the merger. The inability to integrate successfully the operations, technology, and personnel of our businesses, or any significant delay in achieving integration, could have a material adverse effect on us, and on the market price of our common stock.
Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock.
     If the benefits of the merger are not achieved, our financial results could be adversely affected. In accordance with generally accepted accounting principles, we are accounting for the merger using the purchase method of accounting. For accounting purposes, Syntax is considered the acquiring company. As a result, we will allocate the total estimated purchase price to our net tangible assets prior to the merger, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and record the excess of the purchase price over those fair values as goodwill. We will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the merger, which is expected to be approximately $1.3 million on an annual basis. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets.
We incur costs as a result of being a public company.
     As a public company, we incur significant legal, accounting, and other expenses that Syntax did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and Nasdaq, have required changes in corporate governance practices of public companies. These rules and regulations increase legal and financial compliance costs and make some activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. These rules and regulations also may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

The market price for our common stock may be volatile, and many factors could cause the market price of our common stock to fall.
     Many factors could cause the market price of our common stock to rise and fall, including the following:
•	variations in our quarterly results;

•	introductions of new products or new pricing policies by us or by our competitors;

•	the gain or loss of significant orders;

•	the gain or loss of significant customers;

•	announcements of technological innovations by us or by our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	sales of our common stock in the public market, including sales by former Syntax shareholders;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that follow our stock; and

•	market conditions in our industry, the industries of our customers, and the economy as a whole.
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
     Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of us, even when these attempts may be in the best interests of stockholders. These include provisions limiting the stockholders’ powers to remove directors or take action by written consent instead of at a stockholders’ meeting. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.”
     We have also adopted a stockholder rights plan intended to encourage anyone seeking to acquire us to negotiate with our board of directors prior to attempting a takeover. While the plan was designed to guard against coercive or unfair tactics to gain control of us, the plan may have the effect of making more difficult or delaying any attempts by others to obtain control of us.

     These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in control or management of our company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.
Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.
     Our effective tax rate could be adversely affected by various factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings. Our effective tax rate is also influenced by the tax effects of purchase accounting for acquisitions, non-recurring charges and tax assessments against acquired entities with respect to tax periods prior to the acquisition. These matters may cause fluctuations between reporting periods in which the acquisition, assessment, or settlement takes place.
Changes to current accounting principles could have a significant effect on our reported financial results or the way in which we conduct our business.
     We prepare our financial statements in conformity with accounting principles generally accepted in the United States, which are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC, and various other bodies formed to interpret and create appropriate accounting principles. A change in these principles could have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may in the future be affected by changes in the accounting principles include the following:
•	stock-based compensation;

•	accounting for variable interest entities;

•	accounting for goodwill and other intangible assets; and

•	accounting issues related to certain features of contingently convertible debt instruments and their effect on diluted earnings per share.
     Changes in these or other rules may have a significant adverse effect on our reported financial results or in the way in which we conduct our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          We held a special meeting of stockholders on November 29, 2005. Our stockholders considered four proposals, with each proposal receiving the votes set forth below:
Proposal 1: To approve the issuance of Brillian common stock in the merger pursuant to the Agreement and Plan of Reorganization, dated as of July 12, 2005, among Brillian Corporation, BRMC Corporation, a wholly owned subsidiary of Brillian Corporation, and Syntax Groups Corporation, as a result of which BRMC will be merged with and into Syntax and Syntax will become a wholly owned subsidiary of Brillian.

Votes in Favor	Votes Against	Abstain	Broker Non-Votes
4,423,592	54,280	32,156	—
Proposal 2: To enable Brillian to effect a reverse stock split, ranging from a ratio of one-for-two to one-for-three, of all of the issued and outstanding shares of Brillian common stock through a proposal to approve alternative amendments to Brillian’s certificate of incorporation, which Brillian may choose to effect in order to maintain the listing of Brillian common stock on the Nasdaq National Market following the merger with Syntax.

Votes in Favor	Votes Against	Abstain	Broker Non-Votes
4,275,260	178,158	56,610	—
Proposal 3: To consider and vote upon a proposal to approve an amendment to Brillian’s certificate of incorporation to change its name from Brillian Corporation to Syntax-Brillian Corporation in connection with the merger with Syntax.

Votes in Favor	Votes Against	Abstain	Broker Non-Votes
4,423,611	56,823	29,594	—
Proposal 4: To ratify two financing transactions involving the issuance and sale of Brillian’s 7% convertible debentures, 4% convertible debentures, and warrants to purchase shares of Brillian common stock and to authorize the issuance of shares of Brillian’s common stock issuable upon conversion of the 7% convertible debentures and 4% convertible debentures and upon exercise of the warrants.

Votes in Favor	Votes Against	Abstain	Broker Non-Votes
4,261,529	192,077	56,422	—

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
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit
4.15	Specimen of 6% Redeemable Convertible Preferred Stock Certificate

10.38	Business Loan and Security Agreement dated as of September 28, 2005 among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation

10.39	Change in Terms Agreement dated as of December 14, 2005 among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation

10.40	Second Amendment to Business Loan and Security Agreement dated as of January 31, 2006 among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation

10.41	Form of Continuing Guaranty entered into in connection with Exhibit 10.40, and schedule listing signatories

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTAX - BRILLIAN CORPORATION
Date: February 21, 2006	By:	/s/ Vincent F. Sollitto Jr.
Vincent F. Sollitto, Jr.
Chairman and Chief Executive Officer

By:	/s/ Wayne A. Pratt
Wayne A. Pratt
Vice President, Chief Financial Officer, Secretary, and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit
4.15	Specimen of 6% Redeemable Convertible Preferred Stock Certificate

10.38	Business Loan and Security Agreement dated as of September 28, 2005 among Preferred Bank, Syntax Groups Corporation and Syntax Corporation

10.39	Change in Terms Agreement dated as of December 14, 2005 among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation

10.40	Second Amendment to Business Loan and Security Agreement dated as of January 31, 2006 among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation

10.41	Form of Continuing Guaranty entered into in connection with Exhibit 10.40, and schedule listing signatories

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002