Form 10-Q
period 2006-03-31
SYNTAX-BRILLIAN CORP
filed 2006-05-15
CIK 1232229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2006
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF MAY 12, 2006
Common	48,474,186
Par value $.001 per share

SYNTAX-BRILLIAN CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2006

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	MARCH 31,	JUNE 30,
	2006	2005
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$13,978	$1,804
Accounts receivable and due from factor, net	37,514	15,573
Inventories, net	25,650	15,139
Deposit with Kolin (a related party)	7,976	847
Deferred income taxes, current portion	1,060	2,060
Other current assets	1,765	925

Total current assets	87,943	36,348

Property, plant and equipment, net	11,545	816
Deferred income taxes, non-current portion	1,000	—
Investments	694	424
Intangible assets, net	21,051	—
Goodwill	5,017	—
Other assets	1,821	46

Total Assets	$129,071	$37,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Loan payable, bank	$22,800	$12,049
Notes payable	850	461
Accounts payable	10,575	9,287
Accrued rebates payable	7,215	1,382
Deferred warranty revenue	4,045	1,995
Income taxes payable	96	1,510
Other current liabilities	5,698	2,667
Current portion of redeemable convertible preferred stock	1,377	—

Total Current Liabilities	52,656	29,351

Long-term debt (net of $2,972 discount)	3,388	—
Redeemable, convertible preferred stock (net of $10,125 discount)	4,498	—
Deferred income taxes	49	49

Stockholders’ Equity:
Contributed capital – Syntax Groups Corporation	—	8,234
Common stock, $.001 par value; 120,000,000 shares authorized, 48,474,186 shares issued at March 31, 2006	48	—
Additional paid-in capital	81,812	—
Accumulated deficit	(13,380)	—

Total stockholders’ equity	68,480	8,234

Total Liabilities and Stockholders’ Equity	$129,071	$37,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Net sales	$45,671	$21,255	$133,184	$59,722

Cost of sales	41,514	17,570	116,573	51,823

	4,157	3,685	16,611	7,899

Operating expenses:
Selling, distribution, and marketing	2,527	926	5,453	1,995
General and administrative	4,060	2,476	13,646	5,026
Research and development	1,936	—	2,563	—

	8,523	3,402	21,662	7,021

Operating income (loss)	(4,366)	283	(5,051)	878

Interest, net	(7,046)	(45)	(8,329)	(162)

Net income (loss) before income taxes	(11,412)	238	(13,380)	716

Income tax expense	—	(95)	—	(351)

Net income (loss)	$(11,412)	$143	$(13,380)	$365

Net income (loss) per common share:
Basic and diluted	$(0.26)	$—	$(0.35)	$0.01

Weighted average number of common shares:
Basic and diluted	44,432	30,462	38,453	29,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Nine Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(13,380)	$365
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,469	131
Provision for inventory reserves	(10)	(335)
Amortization of debenture discount and offering costs	4,966	—
Amortization of convertible preferred stock discount and costs	1,601	—
Stock compensation expense	4,032	—
Deferred income taxes	—	(595)
Provision for doubtful accounts	49	349
Changes in assets and liabilities:
Increase in accounts receivable and due from factor	(21,713)	(7,822)
Increase in inventories	(6,029)	(126)
Increase in other current assets	(7,390)	(3,074)
Increase in other assets	(307)	—
Increase in accrued rebates payable	5,833	717
Increase in deferred warranty revenue	2,050	757
Increase (decrease) in income taxes payable	(1,414)	875
Decrease in accounts payable	(1,556)	(376)
Increase (decrease) in other accrued liabilities	864	(252)

Net cash used in operating activities	(30,935)	(9,386)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(974)	(605)
Merger costs	2,081	—
Investment in joint venture	(270)	—
Restricted cash	—	500

Net cash provided by (used in) investing activities	3,325	(105)

Cash Flows from Financing Activities:
Proceeds of redeemable convertible preferred stock offering	14,822	—
Proceeds of stock offering	14,750	—
Stock issued pursuant to Employee Stock Purchase Plan	85	—
Net proceeds from bank loan payable	10,751	6,999
Proceeds from issuance of notes payable	850	—
Repayments of long-term debt and notes payable	(461)	(1,786)
Net transfers from Syntax Groups Corporation	4,200	3,945
Warrants exercised	1,367	—
Stock options exercised	70	—

Net cash provided by financing activities	46,434	9,158

Net increase (decrease) in cash and cash equivalents	12,174	(333)
Cash and cash equivalents, beginning of period	1,804	769

Cash and cash equivalents, end of period	$13,978	$436

Supplemental Cash Flow Information:
Cash paid for interest	$1,179	$165

Cash paid for income taxes	$1,645	$70

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A Organization, Basis of Presentation, and Use of Estimates:
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
     On November 30, 2005, we completed our merger with Syntax Groups Corporation, a privately held California corporation (“Syntax”), whereby a wholly owned subsidiary of our company was merged with and into Syntax and Syntax became a wholly owned subsidiary of our company (the “Merger”). As consideration for the Merger, Syntax shareholders received 1.5379 shares of our common stock for each share of Syntax common stock held by them on November 30, 2005 (the “Exchange Rate”). In the aggregate, shareholders of Syntax received approximately 34.3 million shares of our common stock. The Exchange Rate was calculated so that former shareholders of Syntax owned approximately 70% of the fully diluted shares of the combined company at the closing of the Merger. Therefore, the Merger has been accounted for as a reverse merger wherein Syntax is deemed to be the acquiring entity from an accounting perspective. As such, the historical financial statements of Syntax became the historical financial statements of the combined company upon completion of the Merger.
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of financial statements. In our opinion, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three- and nine-month periods ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2006. These consolidated financial statements should be read in conjunction with our June 30, 2005 consolidated financial statements and the accompanying notes to Form 8-K(amended) filed on February 10, 2006.
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

Note B Summary of Significant Accounting Policies:
     Basis of Presentation. The financial statements presented for the three- and nine-months ended March 31, 2005 consist of the financial statements of the Home and Personal Entertainment Business of Syntax Group Corporation. Pursuant to guidance provided by the Securities and Exchange Commission with respect to circumstances when financial statements of entities other than a registrant are required to be included in filings with the Securities and Exchange Commission, the accompanying financial statements include the business component spun-off, i.e., only those assets, liabilities, revenues, and expenses directly attributable to the Company’s operations. The financial information for the three- and nine-months ended March 31, 2005, herein is not necessarily indicative of what the financial position, results of operations, and cash flows would have been had the Company operated as a stand-alone entity during those periods.
     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluates estimate and judgments, including those related to revenue, accounts receivable, inventories, property and equipment, income taxes, and contingencies. Estimates are based on historical experience and on various other assumptions that we believe reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
     Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, restricted cash, due from factor, accounts receivable, other receivables, accounts payable, accrued liabilities — other, loan payable — bank, notes payable, notes payable related parties, current portion of long term debt and notes receivable, related parties approximate fair value due to the short term maturities of these financial instruments.
     Reclassification. Certain amounts have been reclassified in 2005 to conform to the presentation in 2006.
     Cash and Cash Equivalents. For purposes of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Our cash receipts associated with the business are transferred to dedicated accounts owned by us and all disbursements are made from such accounts. All deposits to such accounts from financing and investing activities related to our business are included herein.
     Accounts Receivable / Due from Factor. We maintain an allowance for doubtful accounts not assigned to a factor and accounts assigned to factor with recourse for estimated losses resulting from the inability of customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. If the financial condition of a customer were to deteriorate, additional allowances could be required. The balances in the allowance for doubtful accounts were $209,000 and $160,000 at March 31, 2006 and 2005, respectively.
     Inventories. We purchase the majority of our LCD business segment products as finished goods ready to ship to customers. All other products are purchased in major components that require minimum assembly prior to shipment to customers. Inventories at March 31, 2006 and 2005 for the LCD business segment are stated at the lower of cost (weighted average method) or net realizable value. Factory rebates and other allowances applicable to product purchases are treated as a reduction in product cost. The majority of our purchases for the LCOS segment are major components which are stated at the lower of cost (first-in, first-out) or net realized value.

      Vendor Allowances. We currently receives two types of vendor allowances: volume rebates that are earned as a result of attaining certain purchase levels and price protection, which is earned based upon the impact of market prices on a monthly basis. We also obtains incentives for technical know how and market development that are earned as result of monthly purchase levels. All vendor allowances are accrued as earned, and those allowances received as a result of attaining certain purchase levels are accrued over the incentive period based on estimates on purchases. We record the cash consideration received from a vendor in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and are recorded as a reduction of the Cost of Sales when recognized in our Company’s Statement of Operations.
      Property and Equipment. Our machinery, equipment, office furniture is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold Improvements are amortized using the straight-line method over the original term of the lease or the useful life of the improvement, which ever is shorter. Our property and equipment is depreciated using the following estimated useful lives:

Years
Machinery and equipment	3 – 5
Office furniture and fixtures	5
Building improvements	4
     Major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not extend the useful lives of the assets are charged to operations as incurred.
     Capitalized Software Costs. The Company capitalizes certain costs related to the acquisition of software and amortizes these costs using a straight-line method over the estimated useful life of the software, which is three years.
     Goodwill and Intangibles. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the Fair value of the net tangible and intangible assets acquired. Our intangible assets include a trade marks, trade names, and patented technologies which were recorded at fair value on the merger date.
     Investments. We account for its in investments in which the Company has less than a 20% interest at cost, and annually reviews such investments for impairment.
     Impairment of Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount.
     Deferred Income Taxes. Our operations are included in Syntax’s consolidated U.S. federal and state income tax returns. The provision for income taxes has been determined as if we had filed separate tax returns for the periods presented. Accordingly, our effective tax rate could vary from historical rates depending on our future legal structure and tax elections. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and credit carryforwards, if it is more likely than not that the tax benefits will be realized on a stand-alone basis. To the extent a deferred tax asset cannot be recognized, a valuation allowance is established if necessary.
     Warranties. We typically warrant products against defects in material and workmanship for a period of one year from purchase with on site service provided for certain of our products. As of June 30, 2004, we entered into an agreement with Kolin for reimbursement of the cost of our warranty expenses for units sold. We record these reimbursements from Kolin first as a reduction to the third party warranty costs, with the excess reimbursement amortized over a 12 month period and applied as a credit to cost of sales for units which have shipped to customers. We record reimbursements received from Kolin for units, which have not been shipped to customers as deferred warranty revenue (See Note C, Related Party Transactions).
     Stock-Based Compensation. On July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the company to recognize expense related to the estimated fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAF 123”). Stock-based compensation expense for all stock-based awards granted subsequent to July 1, 2005, was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. We recognize the stock-based compensation expense ratably over the requisite service periods, which is generally the option vesting term of twelve to fifty months. All stock options have a term of 10 years. Stock-based compensation expense for the three months and nine months ended March 31, 2006 were $362,000 and $4.0 million, respectively..
     Revenue Recognition. We recognize revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. The liability for sales returns is estimated based upon historical experience of return levels. We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including price markdowns, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require us to estimate based on industry experience the number of customers who will actually redeem the incentive. We also record estimated reductions to revenue for end user rebate programs, returns and costs related to warranty services in excess of reimbursements from its principal manufacturer based on historical experience. It is at least reasonably possible that the estimates used will change within the next year.
     Shipping and Handling Costs. Shipping and handling costs associated with inbound freight are recorded in cost of sales. Shipping and handling related to our purchases of LCD-TV products from our principal manufacturer are included in the purchase price, therefore there were no such costs recorded for the three- and nine-months ended March 31, 2006 and 2005. Shipping and handling costs associated with freight out to customers are also included in cost of sales. Shipping and handling charges to customers are included in sales.
     Advertising Costs. Advertising costs, which include cooperative advertising, media advertising and production costs, are recorded as selling, distribution and marketing expenses in the period in which the advertising first takes place.
     Segment Reporting. Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. We have two business segments for reporting purposes, LCD and LCOS.
     Recent Accounting Pronouncements. In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS No. 156 in fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 in fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
     In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning July 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on our consolidated financial statement.
     Effective July 1, 2005, we adopted SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect our consolidated financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.
Note C Related Party Transactions:
     Our primary supplier of LCD television products and components is Taiwan Kolin Co., Ltd. (“Kolin”). Kolin and its subsidiary own approximately 12.5% of our common stock. We are currently and have historically been significantly dependent upon Kolin as a supplier of product. Although we believe we could obtain product from other sources, the loss of Kolin as a supplier could have a material impact on our financial condition and results of operations as the products that we currently purchase from Kolin may not be available on the same terms from another supplier.
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

     We agreed upon additional monthly lump sum rebates for price protection of $18.5 million and $7.4 million, representing 36.8% and 31.2% of actual purchases, for the three months ended March 31, 2006 and 2005, respectively, and $47.7 million and $18.6 million, representing 28.1% and 26.7% of actual purchases, for the nine months ended March 31, 2006 and 2005, respectively. Price protection rebates were credited to cost of sales as these rebates related to products purchased from Kolin that we had sold to our customers during the respective periods. In April 2005, we entered into an agreement with Kolin whereby Kolin agreed that in no event shall the amount of price protection to be issued to us for any calendar month be less than 18% of the amount invoiced by us to our customers for such month. Accordingly, we record this 18% guaranteed price protection as a reduction in the value of inventory purchased from Kolin and a corresponding reduction in the accounts payable balance to Kolin. As of March 31, 2006, the amount of reduction in the value of inventory purchased from Kolin and the corresponding reduction in accounts payable to Kolin was $4.4 million.
     Kolin has agreed to reimburse us in varying amounts ranging from $10 to $100 per unit to cover the cost of warranty expenses as well as our costs in administering the warranty program and for servicing units that cannot be serviced by third party warranty providers. Kolin provides these per unit reimbursements at the time they ship products to us. We record these reimbursements from Kolin for units that we have sold to our customers, first, as a reduction to the third party warranty costs, with the excess reimbursement recorded as deferred warranty revenue, a current liability, and amortized as a reduction in cost of sales over the succeeding twelve-month period. Warranty reimbursements we receive for units that we have not sold to our customers are recorded as deferred warranty revenue. As of March 31, 2006, deferred warranty revenue was $4.0 million. Recognized warranty reimbursements that were recorded as a reduction in cost of sales totaled $1.3 million and $303,000 for the three months ended March 31, 2006 and 2005, respectively, and $3.2 million and $489,000 for the nine months ended March 31, 2006 and 2005, respectively.
     The following table shows the amount of our transactions with Kolin for the nine months ended March 31, 2006 and 2005 (in thousands):

			Balance Sheet
				Increase to
			Increase	Deferred
	Total		(Decrease) to	Warranty
	Purchases	Cost of Sales	Inventory	Revenue
Nine months ended March 31, 2005
Purchases	$69,510	$60,599	$8,911	$—
Rebates, based on percentage of purchases:
Market development	(2,998)	(2,808)	(190)	—
Technical know how	(2,320)	(2,093)	(228)	—
Volume incentive	(1,762)	(1,572)	(190)	—
Excess warranty expense reimbursements	(1,254)	(496)	—	(758)
Price protection	(18,610)	(18,610)	—	—
Price protection guaranteed minimum	(1,226)	—	(1,226)	—

Net activity, nine months ended March 31, 2005	41,340	35,020	7,078	(758)

Prior year balances charged to cost of sales	5,072	5,072	—	—

Balance, March 31, 2005	$46,412	$40,092	$7,078	$(758)

Nine months ended March 31, 2006
Purchases	$169,789	$142,427	$27,362	$—
Rebates, based on percentage of purchases:
Market development	(4,627)	(4,048)	(579)	—
Technical know how	(5,708)	(4,857)	(851)	—
Volume incentive	(5,090)	(4,452)	(638)	—
Excess warranty expense reimbursements	(5,265)	(3,215)	—	(2,050)

			Balance Sheet
				Increase to
			Increase	Deferred
	Total		(Decrease) to	Warranty
	Purchases	Cost of Sales	Inventory	Revenue
Price protection	(47,741)	(47,741)	—	—

Price protection guaranteed minimum	(4,364)	—	(4,364)	—

Net activity, nine months ended March 31, 2006	96,994	78,114	20,930	(2,050)
Prior year balances charged to cost of sales	17,203	17,203	—	—

Balance, March 31, 2006	$114,197	$95,317	$20,930	$(2,050)

     At March 31, 2006, we a deposit of $900,000 from Kolin for the purchase of certain light engines from us, and Kolin had approximately $8 million in deposits for TV purchases from us.
     Beginning in May 2005 through September 2005, we purchased tuners and AV module components used in the assembly of LCD TV products from the Riking Group, a Hong Kong based exporter and a related party. For the nine months ended March 31, 2006, purchases from Riking Group totaled $885,000. As of March 31, 2006, we had a loan payable of $400,000 to the Riking Group.
     Riking USA, a U.S. based investment holding company, is owned by an officer of our company. At March 31, 2006, we had a loan payable to Riking USA of $200,000.
Note D Accounts Receivable and Due from Factor:
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
     Accounts receivable and due from factor consisted of the following (in thousands):

	March 31,	June 30,
	2006	2005
Due from factor	$24,008	$8,553
Accounts receivable not assigned to factor	13,552	7,180
Other receivables	163	766
Allowance for doubtful accounts	(209)	(160)

	$37,514	$16,339

     At March 31, 2006, the accounts receivable balance from one of our Asian customers, that is also a joint venture partner, totaled $9.6 million, or 70.8% of the outstanding balance of accounts that had not been assigned to CIT.

Note E Inventories, at net realizable value, consisted of the following (in thousands):

	March 31,	June 30,
	2006	2005
Raw materials	$3,569	$1,429
Work-in-process	354	—
Finished goods	21,727	13,710

	$25,650	$15,139

We write down inventories for estimated obsolescence and to the lower of cost or market. These write-downs are based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory write-downs totaled $2.5 million and $544,000 for the three months ended March 31, 2006 and 2005, respectively, and $3.2 million and $540,000 for the nine months ended March 31, 2006 and 2005, respectively.
Note F Property, plant, and equipment consisted of the following (in thousands):

	March 31,	June 30,
	2006	2005
Leasehold and building improvements	$1,139	$180
Machinery and equipment	10,690	550
Software	340	252
Furniture and fixtures	313	70
Projects in progress	349	—

	12,831	1,052
Less accumulated depreciation	(1,286)	(236)

	$11,545	$816

Note G Investments:
     On June 30, 2004, we acquired 473,337 shares of DigiMedia Technology Co., Ltd., representing a 3.6% interest, in exchange for 141,439 shares of common stock of Syntax valued at $424,000. DigiMedia is the research and development subsidiary of Kolin, our principal supplier of LCD televisions. We collaborate with DigiMedia on product development efforts. At March 31, 2006, our ownership in DigiMedia was less than 1%.
     In March 2006, we acquired a 16% interest in Nanjing Huahai Display Technology Co., Ltd by contributing $270,000 and agreeing to contribute an additional $210,000 in June 2006 and an additional $320,000 at a date yet to be determined. Nanjing Huahai Display Technology will manufacture liquid crystal display (LCD) televisions in China.
Note H Goodwill and Intangible Assets:
     In connection with the Merger, the assets acquired and liabilities assumed from Brillian were recorded at fair value on our consolidated balance sheet. Allocation of the initial purchase consideration was as follows (in thousands):

March 31,
2006
Total purchase price	$44,576

Cash	1,035
Accounts receivable	277
Inventories	4,472
Other current assets	579
Property, plant and equipment	10,805

March 31,
2006
Intangible assets	21,470
Other assets	921

Net asset value	39,559

Goodwill	$5,017

     In connection with the Merger, we recorded intangible assets as follows (in thousands):

	March 31,	Amortizable
	2006	Life
LCoS trade mark and trade names	$1,208	7.5 years
Brillian trade mark and trade name	148	4.0 years
Patented technology	20,114	19.0 years

	$21,470

Less accumulated amortization	(419)

	$21,051

     These intangible assets and goodwill are subject to periodic review to determine if impairment has occurred and, if so, the amount of such impairment. If we determine that impairment exists, we will be required to reduce the carrying value of the impaired asset by the amount of the impairment and to record a corresponding charge to operations in the period of impairment.
Note I Loan Payable, Bank:
     As of March 31, 2006 we were party to a business loan agreement with Preferred Bank. The total amount of borrowings permitted under this agreement was $28 million subject to a borrowing base equal to 80% of eligible accounts receivable approved and assigned to CIT plus 40% of eligible inventory, up to a maximum of $12 million, with the following limitations:
a)	$18 million limitation for the issuance of letters of credit, subject to the borrowing base;

b)	$9 million for trust receipts and acceptances up to 90 days, subject to the borrowing base;

c)	$10 million for trust receipts and general working capital for up to 60 days, subject to the borrowing base;

d)	The amounts in (a) plus (b) shall not exceed $18 million;

e)	The amounts in (a) plus (b) plus (c) shall not exceed $28 million; and

f)	The borrowings under the facility bear interest at Preferred Bank’s prime rate plus 0.5% (8.25% at March 31, 2006).
     Accounts receivable eligible to be included in the borrowing base include gross amounts assigned to CIT in accordance with the CIT Agreement. Pursuant to the terms of the credit facility, funds collected by CIT are to be utilized by Preferred Bank as follows: a) 25% to retire existing trust receipt loans on a first in, first out basis; b) 60% to repay advances under the working capital portion of the loan facility; and c) 15% to us. Additional requirements of the credit facility are that we maintain our primary operating accounts at Preferred Bank and that we maintain positive annual taxable net income and submit quarterly internal financial statements within 60 days of the end of each quarter, and audited annual financial statements within 120 days of the end of the fiscal year.
     The business loan was personally guaranteed jointly and severally by certain of our officers and directors. This business loan expires on October 5, 2006. Upon maturity, the entire unpaid principal balance and all unpaid interest shall become due and payable in full. In addition, Kolin has provided to Preferred Bank a $10 million standby letter of credit as additional security for this facility.
Note J Net Income (Loss) per Share:
     Basic and diluted income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the three- and nine-month periods ended March 31, 2006 and 2005. For periods prior to the completion of the Merger, the weighted average number of shares outstanding is based on the number of shares of Syntax Groups Corporation common stock outstanding, retroactively adjusted for the Merger exchange ratio. For the three- and nine-month periods ended March 31, 2006, the effect of approximately 3.0 million stock options was excluded from the calculation of diluted loss per share as their effect would have been antidilutive. In addition, for the three- and nine-month periods ended March 31, 2006, approximately 4.3 million warrants and approximately 4.5 million shares of stock issuable upon conversion of convertible debentures and convertible preferred stock were excluded from the calculation of diluted loss per share as their effect would also have been antidilutive. For the three- and nine-month periods ended March 31, 2005, there were no potentially dilutive securities outstanding. Therefore basic and diluted earnings per share were the same.
Note K Segment Reporting, Sales to Major Customers, and Geographic Information:
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

	LCD	LCoS	Total
Three months ended March 31, 2006
Net sales	$44,591	$1,080	$45,671
Operating income (loss)	$1,323	$(5,689)	$(4,366)

Three months ended March 31, 2005
Net sales	$21,255	$—	$21,255
Operating income (loss)	$283	$—	$283

Nine months ended March 31, 2006
Net sales	$131,810	$1,374	$133,184
Operating income (loss)	$3,413	$(8,464)	$(5,051)

Nine months ended March 31, 2005
Net sales	$59,722	$—	$59,722
Operating income (loss)	$878	$—	$878
     Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.
     We had two non-related party customers that accounted for $9.6 million, or 70.8%, and $2.2 million, or 16.2%, respectively, of our outstanding and unassigned accounts receivable at March 31, 2006. Accounts receivable that are assigned to CIT are not included herein as the credit risk for such accounts has been assumed by CIT. We had two customers that accounted for $15.7 million, or 34.8%, and $7.3 million, or 16.1%, respectively, of our net sales for the three months ended March 31, 2006 and $9.4 million, or 44.3%, and $2.6 million, or 12.4%, of our net sales for the three months ended March 31, 2005.
     Net sales by geographic area are determined based upon the location of the end customer. The following sets forth net sales (in thousands) for these geographic areas:

	North
	America	Asia	Europe	Total
Three months ended March 31, 2006
Net sales	$43,745	$1,840	$86	$45,671

Three months ended March 31, 2005
Net sales	$18,184	$3,071	$—	$21,255

Nine months ended March 31, 2006
Net sales	$120,147	$12,915	$122	$133,184

Nine months ended March 31, 2005
Net sales	$48,696	$11,026	$—	$59,722
Note L Commitments and Contingencies:
     We are currently party to various claims. The ultimate outcome of these claims, individually, and in the aggregate, is not expected to have a material adverse effect on our consolidated financial position or overall trends in results of operations. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which the ruling occurs or first becomes probable and estimable. The estimate of the potential impact from the various legal proceedings on our consolidated financial position or overall results of operations and cash flows could change in the future.
     On June 6, 2005, Kolin, our principal source of LCD television products and components, received a notice from Sony Corporation asserting two alleged patent infringements. We are assisting Kolin in evaluating the assertions made as well as the potential impact, if any, on our business. Based upon information received to date, we believe that these assertions will not have a material impact on our consolidated financial condition or results of operations and cash flows.
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
     We made a guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. VoiceViewer is unable to meet its current obligations under the loan agreement. We and the other guarantors are making payments as they become due. We have determined that it is probable that VoiceViewer will be unable to meet its future obligations under the loan agreement. Therefore, at March 31, 2006, we had accrued $247,000, which represents our maximum remaining obligation under the guarantee. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.
Note M Stock-Based Compensation:
     Our 2003 Incentive Compensation Plan (the “2003 Plan”) was adopted and approved on August 26, 2003. Under the 2003 Plan, an aggregate of 1,650,000 shares of common stock were originally available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock, the granting of stock appreciation rights and the granting of dividend equivalents. On the first day of each fiscal year, an additional number of shares equal to 4% of the total number of shares then outstanding is added to the number of shares that may be subject to the granting of awards. As of March 31, 2006, there were outstanding options to acquire 1,471,032 shares of our common stock under the 2003 plan. In addition, an aggregate of 100,000 shares of restricted common stock had been granted under the 2003 Plan as of March 31, 2006.
     In connection with the merger of Syntax and Brillian, options that were originally granted under Syntax’s 2005 Stock Incentive, Deferred Stock and Restricted Stock Plan (the “2005 Plan”), were substituted for options to purchase our common stock. We do not intend to grant any additional awards under the 2005 Plan. Under the 2005 Plan, an aggregate of 1,000,000 shares of Syntax common stock were originally available for issuance pursuant to options granted to acquire common stock and the direct granting of restricted common stock and deferred stock. At the time of the merger, there were options to purchase 982,900 shares of Syntax common stock under the 2005 Plan that were substituted for options to purchase 1,511,602 shares of our common stock. As of March 31, 2006, there were outstanding options under the 2005 Plan to purchase 1,511,602 shares of our common stock.
     On July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the company to recognize expense related to the estimated fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAF 123”). Stock-based compensation expense for all stock-based awards granted subsequent to July 1, 2005, was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. We recognize the stock-based compensation expense ratably over the requisite service periods, which is generally the option vesting term of twelve to fifty months. All stock options have a term of 10 years. Stock-based compensation expense for the three months and nine months ended March 31, 2006 were $362,000 and $4.0 million, respectively.
     The merger has been accounted for as a reverse merger and accordingly, the historical financial statements of Syntax became the historical financial statements of the combined company. Prior to July 1, 2005, Syntax had not granted any stock options. Therefore, there was no impact from stock-based compensation on our operating results for the three- and nine-month periods ended March 31, 2005.
     The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Expected life (in years)	5	—	5	—
Expected volatility	60%	—	117%	—
Risk-free interest rate	4.79%	—	3.93%	—
Dividend yield	N/A	—	N/A	—
     The per share weighted average fair values of the stock options awarded in the three months ended March 31, 2006 was $ 2.47, calculated based on the fair market values of our common stock on the respective dates of grant. The per share weighted average fair values of the stock options awarded in the nine months ended March 31, 2006 was $1.73.
     The following table summarizes information about our stock option transactions:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Outstanding at June 30, 2005	—	—
Granted	1,670,102	$2.19
Added as result of merger	1,410,091	$6.81
Exercised	35,165	$2.06
Forfeited and expired	62,394	$5.99
Outstanding at March 31, 2006	2,982,634	$4.30
Exercisable at March 31, 2006	2,411,127	$4.58
Note N Recently Issued Accounting Standards:
     In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS No. 156 in fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 in fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
     In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning July 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on our consolidated financial statement.
     Effective July 1, 2005, we adopted SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect our consolidated financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.
Note O Long-term Debt:
Long-term debt consisted of the following (in thousands):

	March 31,	June 30,
	2006	2005
April 2005 7% Convertible Debentures maturing April 20, 2008, convertible at $1.57 per share	$985	$—
April 2005 9% Senior Secured Debentures maturing April 20, 2008, secured by a lien on certain assets	2,000	—
July 2005 4% Convertible Debentures maturing July 12, 2008, convertible at $2.63 per share	1,300	—
July 2005 9% Senior Secured Debentures maturing July 12, 2008, secured by a lien on certain assets	2,075	—

	6,360	—

Less:
Discount and beneficial conversion feature on convertible debentures	(1,993)	—
Discount on secured debentures	(979)	—

Total	$3,388	$—

     Amortization of offering costs, debt discount, and beneficial conversion feature of approximately $4.4 million and $5.0 million is included in interest expense for the three- and nine-month periods ended March 31, 2006. Interest on the 7% and 4% Convertible Debentures is payable, at our option, in either stock or cash. Due to the beneficial conversion feature and the value allocated to warrants issued with the convertible debt, the effective interest rate on the convertible debt is approximately 38%. Due to the value allocated to warrants issued with the secured debt, the effective interest rate on the secured debt is approximately 20%.
Note P Redeemable Convertible Preferred Stock:
     On December 29, 2005, we issued and sold 3 million shares of 6% redeemable convertible preferred stock and warrants to purchase 1.5 million shares of common stock for gross proceeds of $15 million. On January 3, 2006, we issued and sold an additional 200,000 shares of 6% redeemable convertible preferred stock and warrants to purchase 100,000 shares of common stock for gross proceeds of $1.0 million.
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
     The 6% redeemable convertible preferred stock is convertible into shares of our common stock at any time, at the option of the holders, at an initial conversion price of $5.00 per share. The conversion price is subject to adjustment upon the occurrence of certain dilutive events, including if we issue any shares of capital stock at a per share price of less than $5.00 while any shares of 6% redeemable convertible preferred stock are outstanding.
     Warrants issued in connection with the redeemable convertible preferred stock have an exercise price of $5.00 per share, exercisable 181 days from closing. Amortization of offering costs, the warrants, and beneficial conversion feature of approximately $1.6 million is included in interest expense for the three- and nine-month periods ended March 31, 2006.

     We estimated the per share value of the warrant to be $3.37 using the Black-Scholes model with the following assumptions: life of 5 years; risk free interest rate of 4%; volatility of 74%; and no dividend yield. The aggregate value of the warrants is approximately $5,386,000 and was recorded as a discount to the redeemable convertible preferred stock. A beneficial conversion feature of approximately $6,186,000 was also recorded as discount to the redeemable convertible preferred stock. Offering costs were approximately $1,250,000. The discount will be amortized using the effective method over the life of the preferred stock. For the three months ended March 31, 2006, $1.6 million of amortized discount and offering costs were charged to interest expense.
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
Note Q Issuance of Common Stock and Warrants:
     On March 29, 2006, we entered into a Securities Purchase Agreement and a Common Stock Purchase Warrant agreement with Taiwan Kolin Co. Ltd. (“Kolin”), a related party. Pursuant to the Securities Purchase Agreement, we issued 3,000,000 shares of common stock and a warrant to purchase 750,000 shares of our common stock for gross proceeds of $15 million. The warrant issued in connection this private placement has an exercise price of $5.00 per share (subject to certain adjustments) and is exercisable for a term of five years, beginning on September 26, 2006. We estimated the per share value of the warrant to be $2.40 using the Black-Scholes model with the following assumptions: life of 5 years; risk free interest rate of 4.79%; volatility of 72%; and no dividend yield. The aggregate value of the warrant is approximately $1,800,000.
Note R Warrants:
     The number of shares of common stock issuable under warrants related to private placements and the respective exercise prices are summarized as follows:

		Shares of Common
		Stock Issuable	Per Share
	Expiration	Under	Exercise
Warrants relating to issuance of:	Date	Warrants	Price
Apr. 2005 7% Convertible Debentures	10/10/2010	743,837	$1.57
Jul. 2005 4% Convertible Debentures	01/08/2011	770,571	$2.63
Jul. 2005 9% Secured Debentures	01/08/2011	415,000	$2.63
Dec. 2005 Convertible Preferred Stock	06/27/2011	1,500,000	$5.00
Jan. 2006 Convertible Preferred Stock	07/02/2011	100,000	$5.00
Mar. 2006 Common Stock	09/26/2010	750,000	$5.00

Total Warrants Outstanding:		4,279,408

Note S Subsequent Event:
     In April 2006, we agreed to form a joint venture with China South Industries Group Corporation (“China South”), a state-owned enterprise. The joint venture company, called Sino-Brillian Display Technology Corporation (“Sino-Brillian”), is to assemble and sell LCoS™ based light engines to TV manufactures initially in China and eventually to the rest of the world. We own 49% of the equity interest in Sino-Brillian and this investment will be accounted for using the equity method.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS
     The statements contained in this report on Form 10-Q, which are not purely historical, are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2006 and thereafter; the amounts, prices, timing, or terms under which we sell HDTVs to our customers; technological innovations; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.
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
     On November 30, 2005, we completed our merger with Syntax Groups Corporation, a privately held California corporation (“Syntax”), whereby a wholly owned subsidiary of our company was merged with and into Syntax and Syntax became a wholly owned subsidiary of our company (the “Merger”). As consideration for the Merger, Syntax shareholders received 1.5379 shares of our common stock for each share of Syntax common stock held by them on November 30, 2005 (the “Exchange Rate”). In the aggregate, shareholders of Syntax received approximately 34.3 million shares of our common stock. The Exchange Rate was calculated so that former shareholders of Syntax owned approximately 70% of the fully diluted shares of the combined company at the closing of the Merger. Therefore, the Merger has been accounted for as a reverse merger wherein Syntax is deemed to be the acquiring entity from an accounting perspective. As such, the historical financial statements of Syntax became the historical financial statements of the combined company upon completion of the Merger.
     We derive revenue from the sale of our LCD TV products as well as from our LCoS HDTV products, LCoS light engines, and LCoS imagers. During the nine months ended March 31, 2006, we recorded revenue of $133.2 million, a 123% increase from the comparable period of the prior year. For the nine months ended March 31, 2006, we recorded a net loss of $13.4 million compared with net income of $365,000 in the comparable period of the prior year.
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
     In March 2004, we entered into a manufacturing arrangement with Taiwan Kolin Co. Ltd., or Kolin, a Taiwan publicly listed company (Taiwan: 1606.TW), pursuant to which Kolin produces certain of the electronic components and subassemblies of our LCD televisions. This manufacturing agreement had an initial term of one year and could be extended for up to five additional one-year periods at our option. We have elected to extend this Manufacturing Agreement to March 2007.
     In March 2004, we and Kolin also entered into three additional agreements that provide for rebates to us on purchases from Kolin for technical know how in the amount of 3%, market development in the amount of 2.5%, and volume incentive purchases in amounts ranging up to 2.75%. The foregoing rebates issued by Kolin are issued monthly based on units shipped. In accordance with the Emerging Issues Task Force (EITF) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” we record these rebates as a reduction to the price of the products purchased upon receipt of the products and allocate such rebates to inventory and cost of sales accordingly.
     Our cost of sales include the purchase price of TVs sold and freight costs offset by credits from the manufacturer for price protection, market development funds allowances, warranty and service allowances, and volume incentive rebates. Our gross margins are influenced by various factors, including product mix, sales volume, and negotiated credits and allowances from the manufacturer.
     Sales, distribution, and marketing costs include sales commissions, advertising costs, marketing costs such as trade show costs and ad development, outbound shipping costs, and warranty and service costs. We sell directly to national and regional retailers and online retailers. We also sell to certain retailers through distributors such as BDI Laguna, Inc.
     General and administrative expenses include salaries, wages, and employee benefits, accounting and legal expenses, facilities rent, utilities, and other necessary costs of doing business. As of March 31, 2006, we had 225 employees.
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
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of a customer were to deteriorate, additional allowances could be required.
     We write down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required.
     We receive two types of vendor allowances: volume rebates, which are earned as a result of attaining certain purchase levels, and price protection, which is earned based upon the impact of market prices on a monthly basis. We also obtain incentives for technical know how and market development that are earned as a result of monthly purchase levels. All vendor allowances are accrued as earned, and those allowances received as a result of attaining certain purchase levels are accrued over the incentive period based on estimates of purchases. We record the cash consideration received from a vendor in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and is recorded as a reduction of the cost of sales when recognized in our Statement of Operations.
     We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.
     We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and credit carry-forwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized, a valuation allowance is established if necessary.
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
Results of Operations
  Three months ended March 31, 2006 compared to three months ended March 31, 2005
     Net Sales. Net sales increased 115% to $45.7 million in the third quarter of fiscal 2006 from $21.3 million in the third quarter of fiscal 2005. Net sales consisted of LCD television sales revenue of $44.6 million and $1.1 million of revenue from LCoS products.
     LCD television revenue of $44.6 million represents an increase of 109% from $21.3 million in the comparable quarter of the previous year. The increase in LCD television revenue was a result of increased unit shipments. During the quarter ended March 31, 2006, we shipped approximately 67,000 units compared to approximately 29,000 in the comparable quarter of fiscal 2005.
     LCoS revenue for the third quarter of fiscal 2006 was $1.1 million. There was no LCoS revenue in the quarter ended March 31, 2005.
     Net sales in North America totaled $43.7 million, or 96% of total net sales, in the third quarter of fiscal 2006 compared with $18.2 million, or 86% of total net sales, in the third quarter of fiscal 2005. Net sales in Asia totaled $1.8 million, or 4% of total net sales, in the third quarter of fiscal 2006 compared with $3.1 million, or 14% of total net sales, in the comparable quarter of the previous year. Net sales in Europe totaled $86,000, or less than 1% of net sales, in the third quarter of fiscal 2006. There were no sales in Europe in the third quarter of fiscal 2005.
     Cost of Sales. Cost of sales was $41.5 million, or 91% of net sales, in the third quarter of fiscal 2006 compared with $17.6 million, or 83% of net sales, in the third quarter of fiscal 2005.
     LCD television cost of sales totaled $37.6 million, or 84.3% of LCD television net sales, in the quarter ended March 31, 2006 compared with $17.6 million, or 82.7% of LCD television net sales, in the comparable period of the previous year. Cost of LCD sales for the three months ended March 31, 2006 and 2005 includes purchases from Kolin, net of rebates, totaling $32.8 million and $12.7 million, respectively.
     We recorded cost of sales for LCoS net sales totaling $3.9 million, or 362% of LCoS net sales. There was no LCoS cost of sales in the third quarter of fiscal 2005. The large negative gross margin in the period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure. A significant portion of our manufacturing costs are fixed in nature and consist of items such as utilities, depreciation, and amortization. The amounts of these costs do not vary period to period based on the number of units produced nor can the amounts of these costs be adjusted in the short term. Therefore, in periods of lower production volume, these fixed costs are absorbed by a lower number of units, thus increasing the cost per unit. As a result, we expect it will be difficult to attain significant improvements in gross margins until we can operate at higher production volumes.
     On March 9, 2004, in conjunction with our plans to expand our product lines to include home entertainment products, including LCD televisions, we entered into a Manufacturing Agreement with Kolin. This Manufacturing Agreement had an initial term of one year and could be extended for up to five additional one-year periods at our option. We have elected to extend this Manufacturing Agreement for one additional year to March 2007. In conjunction with the execution of this Manufacturing Agreement, we also entered into an additional agreement intended to govern the terms pursuant to which we, Kolin, and DigiMedia Technology Co, Ltd., or DigiMedia, the product research and development subsidiary of Kolin, would form a strategic alliance through the acquisition by Kolin of up to 10% of our common stock and the acquisition by us of up to 10% of the common stock of DigiMedia. As of March 31, 2006, Kolin and one of its subsidiaries had purchased a total of 6.1 million shares of our common stock, representing approximately 12.5% of our outstanding stock. As a result of the foregoing, Kolin and DigiMedia are considered related parties.
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

     For the three months ended March 31, 2006 and 2005, Kolin agreed to grant us additional monthly lump sum rebates for price protection of $18.5 million and $7.4 million, representing 36.8% and 31.2% of actual purchases from Kolin, respectively, which were credited to cost of sales in the period received as these price protection grants related to inventory purchased from Kolin that had been sold to our customers during the respective periods. In April 2005, we entered into an agreement whereby Kolin agreed that in no event shall the amount of the price protection to be issued by Kolin to us for any calendar month be less than 18% of the amount invoiced by us to our customers for such calendar month. Accordingly, we record an 18% reduction in the value of inventory purchased from Kolin and a corresponding reduction in the accounts payable balance due to Kolin to reflect the impact of this guaranteed price protection on our balance sheet. As of March 31, 2006, the amount of the reduction in the value of inventory purchased from Kolin and the corresponding reduction in the accounts payable balance due to Kolin was $4.4 million.
     As of June 30, 2004, we had entered into an agreement with Kolin for reimbursement of warranty expense for units we sold. Through December 2004, we had retained an independent third party to provide on-site service to consumers who purchased our LCD television products. The cost to us for this service was $10 per unit shipped. Since January 2005, we have provided on-site service to consumers for warranty claims through a different third party, which is billed to us on a case-by-case basis. Kolin has agreed to reimburse us varying amounts ranging from $10 to $100 per unit to cover the cost of these warranty expenses as well as our costs in administering the program and servicing units which cannot be serviced by the warranty providers. Kolin provides these per unit reimbursements at the time they ship products to us. We record these reimbursements from Kolin first as a reduction to the third-party warranty costs, with the excess reimbursement amortized over a 12-month period and applied as a credit to cost of sales for units that have been shipped to customers. We record reimbursements received from Kolin for units that have not been shipped to customers as deferred warranty revenue. As of March 31, 2006, deferred warranty revenue was $4.0 million. Recognized warranty reimbursements, which are recorded as a reduction in cost of sales, totaled $1.3 million and $303,000 for the three months ended March 31, 2006 and 2005, respectively.
     Selling, Distribution, and Marketing Expense. Selling, distribution, and marketing expenses totaled $2.5 million, or 5.5% of net sales, in the quarter ended March 31, 2006 compared with $926,000, or 4.4% of net sales, for the comparable period of the previous year. The increase in selling, distribution, and marketing expenses for the current quarter was primarily related to additional personnel costs resulting from the merger, advertising expenses and other marketing costs necessary to develop our distribution channel. Advertising expense was $1.8 million and $772,000 for the three months ended March 31, 2006 and 2005, respectively.
     General and Administrative Expense. General and administrative expense totaled $4.1 million in the third quarter of fiscal 2006, compared with $2.5 million in the corresponding quarter in fiscal 2005. This increase is the result of additional personnel costs resulting from the merger, recognition of stock-based compensation expense related to the adoption of SFAS 123(R), and legal and accounting fees.
     Research and Development Expense. Research and development expense totaled $1.9 million in the third quarter of fiscal 2006. Research and development expense began to be incurred upon completion of the Merger on November 30, 2005. There was no such expense in the comparable quarter of the previous year.
     Interest Expense. During the third quarter of fiscal 2006, we recorded net interest expense of $7.0 million compared with $45,000 in the third quarter of fiscal 2005. During the three months ended March 31, 2006, we incurred interest expense related to our credit facility with Preferred Bank totaling approximately $437,000, cash interest expense related to our 9% senior secured debentures of approximately $92,000, and non-cash interest expense and amortization of issuance costs related to the convertible debentures, senior secured debentures, and redeemable convertible preferred stock of approximately $6.4 million. Under generally accepted accounting principles, we are required to measure the value of the warrants issued with debentures and redeemable convertible preferred stock issued and the beneficial conversion feature of the convertible debentures and redeemable convertible preferred stock issued. The resulting values are recorded as a discount to the debentures and redeemable convertible preferred stock with a corresponding increase in additional paid-in capital. The original discount to the convertible debentures was equal to their face value of $7.5 million and the original discount to the secured debentures was $1.4 million. The original discount and beneficial conversion feature to the redeemable convertible preferred stock was $11.6 million. The discount, along with amortization of issuance costs, is being accreted to interest expense over the three-year term of the notes and the two-year term of the redeemable convertible preferred stock.
     Net Income (Loss). Net loss was $11.4 million in the third quarter of fiscal 2006 compared with net income of $143,000 in the third quarter of fiscal 2005.
Nine months ended March 31, 2006 compared to nine months ended March 31, 2005
     Net Sales. Net sales increased 123% to $133.2 million in the first nine months of fiscal 2006 from $59.7 million in the first nine months of fiscal 2005. Net sales were comprised of LCD television sales revenue of $131.8 million and $1.4 million of revenue from LCoS products.
     LCD television revenue of $131.8 million represents an increase of 121% from $59.7 million in the comparable period of the previous year. The increase in LCD television revenue was a result of increased unit shipments. During the nine months ended March 31, 2006, we shipped approximately 195,000 units compared to 79,000 in the comparable period of fiscal 2005.
     The Merger was completed on November 30, 2005 and, therefore, the LCoS revenue was only included from December 1, 2005 onward. There was no LCoS revenue in the period ended March 31, 2005.
     Net sales in North America totaled $119.6 million, or 90.2% of total net sales, in the first nine months of fiscal 2006 compared with $48.7 million, or 81.5% of total net sales, in the first nine months of fiscal 2005. Net sales in Asia totaled $12.9 million, or 9.7% of total net sales, in the first nine months of fiscal 2006 compared with $11.0 million, or 18.5% of total net sales, in the comparable period of the previous year. Net sales in Europe totaled 122,000, or less than 1% of net sales, in the first nine months of fiscal 2006. There were no sales in Europe in the first nine months of fiscal 2005.
     Cost of Sales. Cost of sales was $116.6 million, or 87.5% of net sales, in the first nine months of fiscal 2006 compared with $51.8 million, or 87.0% of net sales, in the first nine months of fiscal 2005.
     LCD television cost of sales totaled $111.6 million, or 84.7% of LCD television net sales, in the nine months ended March 31, 2006 compared with $51.8 million, or 87.0% of LCD television net sales, in the comparable period of the previous year. The increase in LCD television gross margins was the result of higher selling volumes and increased brand awareness. Cost of sales for the nine months ended March 31, 2006 and 2005 includes purchases from Kolin, net of rebates, totaling $95.3 million and $40.1 million, respectively.
     We recorded cost of sales for LCoS net sales totaling $4.9 million, or 359% of LCoS net sales. Cost of LCoS net sales was included from December 1, 2005 onward as the Merger closed on November 30, 2005. There was no LCoS cost of sales in the first nine months of fiscal 2005. The large negative gross margin in each period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure. A significant portion of our manufacturing costs are fixed in nature and consist of items such as utilities, depreciation, and amortization. The amounts of these costs do not vary period to period based on the number of units produced nor can the amounts of these costs be adjusted in the short term. Therefore, in periods of lower production volume, these fixed costs are absorbed by a lower number of units, thus increasing the cost per unit. As a result, we expect it will be difficult to attain significant improvements in gross margins until we can operate at higher production volumes.
     On March 9, 2004, in conjunction with our plans to expand our product lines to include home entertainment products, including LCD televisions, we entered into a Manufacturing Agreement with Kolin. This Manufacturing Agreement had an initial term of one year and could be extended for up to five additional one-year periods at our option. We have elected to extend this Manufacturing Agreement for one additional year to March 2007. In conjunction with the execution of this Manufacturing Agreement, we also entered into an additional agreement intended to govern the terms pursuant to which Kolin, us, and DigiMedia Technology Co, Ltd., or DigiMedia, the product research and development subsidiary of Kolin, would form a strategic alliance through the acquisition by Kolin of up to 10% of our common stock and the acquisition by us of up to 10% of the common stock of DigiMedia.

On March 29, 2006, we sold Kolin 3.0 million shares of our common stock and a warrant to purchase 750,000 shares of our common stock for gross proceeds of $15.0 million. As of March 31, 2006, Kolin and one of its subsidiaries had purchased a total of 6.1 million shares of our common stock, representing approximately 12.5% of our outstanding stock. As a result of the foregoing, Kolin and DigiMedia are considered related parties.
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
     For the nine months ended March 31, 2006 and 2005, Kolin agreed to grant us additional monthly lump sum rebates for price protection of $47.7 million and $18.6 million, representing 28.1% and 26.7% of actual purchases from Kolin, respectively, which were credited to cost of sales in the period received as these price protection grants related to inventory purchased from Kolin that had been sold to our customers during the respective periods. In April 2005, we entered into an agreement whereby Kolin agreed that in no event shall the amount of the price protection to be issued by Kolin to us for any calendar month be less than 18% of the amount invoiced by us to our customers for such calendar month. Accordingly, we record an 18% reduction in the value of inventory purchased from Kolin and a corresponding reduction in the accounts payable balance due to Kolin to reflect the impact of this guaranteed price protection on our balance sheet. As of March 31, 2006, the amount of the reduction in the value of inventory purchased from Kolin and the corresponding reduction in the accounts payable balance due to Kolin was $4.4 million.
     As of June 30, 2004, we had entered into an agreement with Kolin for reimbursement of warranty costs for units we sold. Through December 2004, we had retained an independent third party to provide on-site service to consumers who purchase our LCD television products. The cost to us for this service was $10 per unit shipped. Since January 2005, we have provided on-site service to consumers for warranty claims through a different third party, which is billed to us on a case-by-case basis. Kolin has agreed to reimburse us varying amounts ranging from $10 to $100 per unit to cover the cost of these warranty expenses as well as our costs in administering the program and servicing units which cannot be serviced by the warranty providers. Kolin provides these per unit reimbursements at the time they ship products to us. We record these reimbursements from Kolin first as a reduction to the third-party warranty costs, with the excess reimbursement amortized over a 12-month period and applied as a credit to cost of sales for units which have shipped to customers. We record reimbursements received from Kolin for units which have not been shipped to customers as deferred warranty revenue. As of March 31, 2006, deferred warranty revenue was $4.0 million. Recognized warranty reimbursements, which are recorded as a reduction in cost of sales, totaled $3.2 million and $489,000 for the nine months ended March 31, 2006 and 2005, respectively.
     Beginning in May 2005 through September 2005, Syntax purchased tuners and AV module components used in the assembly of LCD TV products from the Riking Group (“Riking”), a Hong Kong based exporter and a related party. For the nine months ended March 31, 2006, purchases from Riking totaled $885,000.
     Selling, Distribution, and Marketing Expense. Selling, distribution, and marketing expenses totaled $5.5 million, or 4.1% of net sales, in the nine months ended March 31, 2006 compared with $2.0 million, or 3.3% of net sales, for the comparable period of the previous year. The increase in selling, distribution, and marketing expenses for the current period was primarily related to increased advertising expenses and other marketing costs necessary to develop our distribution channel, and additional personnel costs resulting from the merger. Advertising expense was $3.2 million and $1.4 million for the nine months ended March 31, 2006 and 2005, respectively.

     General and Administrative Expense. General, and administrative expense totaled $13.6 million in the first nine months of fiscal 2006, compared with $5.0 million in the corresponding period in fiscal 2005. This increase is the result of additional personnel costs resulting from the merger, recognition of stock-based compensation expense related to the adoption of SFAS 123(R), and legal and accounting fees.
     Research and Development Expense. Research and development expense totaled $2.6 million in the first nine months of fiscal 2006. Research and development expense began to be incurred upon completion of the Merger on November 30, 2005. There was no such expense in the comparable period of the previous year.
     Interest Expense. During the first nine months of fiscal 2006, we recorded net interest expense of $8.3 million compared with $162,000 in the first nine months of fiscal 2005. During the nine months ended March 31, 2006, we incurred interest expense related to our credit facility with Preferred Bank totaling approximately $1.0 million, cash interest expense related to our 9% senior secured debentures of approximately $154,000, and non-cash interest expense and amortization of issuance costs related to the convertible debentures, senior secured debentures, and redeemable convertible preferred stock of approximately $7.1 million. Under generally accepted accounting principles, we are required to measure the value of the warrants issued with debentures and redeemable convertible preferred stock issued and the beneficial conversion feature of the convertible debentures and redeemable convertible preferred stock issued. The resulting values are recorded as a discount to the debentures and redeemable convertible preferred stock with a corresponding increase in additional paid-in capital. The original discount to the convertible debentures was equal to their face value of $7.5 million and the original discount to the secured debentures was $1.4 million. The original discount and beneficial conversion feature to the redeemable convertible preferred stock was $11.6 million. The discount, along with amortization of issuance costs, is being accreted to interest expense over the three-year term of the notes and the two-year term of the redeemable convertible preferred stock.
     Net Income (Loss). Net loss was $13.4 million in the first nine months of fiscal 2006 compared with net income of $365,000 in the first nine months of fiscal 2005.
Liquidity and Capital Resources
     At March 31, 2006, we had $14.0 million of cash and cash equivalents. At June 30, 2005, we had $1.8 million of cash and cash equivalents.
     Net cash used by operating activities for the nine months ended March 31, 2006 was $34.1 million compared with $9.4 million for the comparable period of the prior year. The operating cash outflow in the nine months ended March 31, 2006 was primarily a result the net loss and increases in accounts receivable and due from factor, inventory, and supplier deposits, and decreases in payables.
     Net cash used by investing activities for the nine months ended March 31, 2006 was $3.3 million compared with $105,000 for the comparable period of the prior year. Net cash used by investing activities for the nine months ended March 31, 2006 included merger costs of $2 million, purchases of equipment of $974,000 and a $270,000 investment in a joint venture.
     Net cash provided by financing activities for the nine months ended March 31, 2006 was $46.4 million compared with $9.1 million for the nine months ended March 31, 2005. Net cash provided by financing activities for the nine months ended March 31, 2006 consisted primarily of proceeds from bank loans of $10.8 million and net cash proceeds from issuance of our 6% redeemable convertible preferred stock of $14.8 million, and net cash proceeds from our issuance of common stock of $14.8 million.
     We incurred operating losses from our inception until the year ended June 30, 2005, when we recorded income from operations of $344,000. Despite having income from operations in the year ended June 30, 2005, cash used by operating activities was $15.6 million primarily due to increases in accounts receivable and due from factor and inventories as a result of rapid increases in revenue. We have historically funded our operating cash outflows through the use of notes payable and bank lines of credit with a borrowing base calculated as a percentage of eligible accounts receivable as explained below and through the issuance of long-term debt and preferred stock.

     On November 30, 2005, the merger between Syntax Groups Corporation (“Syntax”) and Brillian Corporation (“Brillian”) was completed and the combined company changed its name to Syntax-Brillian Corporation (“Syntax-Brillian”). Brillian had never been profitable. For the nine months ended September 30, 2005, Brillian recorded a net loss of $9.6 million. In December 2005 and January 2006, we issued 3.2 million shares of redeemable convertible preferred stock. The net proceeds of this offering were approximately $14.7 million. On January 31, 2006, we entered into an amendment to the business loan agreement with Preferred Bank described below that provides an additional $8 million of credit availability. On March 29, 2006 we sold 3 million shares of common stock to Kolin, a related party, which resulted in net proceeds of $14.8 million.
     We believe that the cash from the redeemable convertible preferred stock issuance in December 2005, the cash from the common stock issuance in March 2006, and the increased Preferred Bank credit facility will be sufficient to sustain operations at the current level for the next 12 months. However, if we continue to experience rapid revenue growth, additional capacity under accounts receivable lines of credit or other sources of financing, such as long-term debt or equity financing, will be necessary. Although there can be no assurance that the required financing will be available on favorable terms, or at all, we believe that we will be able to obtain the required financing to continue to fund our business, including the anticipated growth, for at least the next 12 months. If sufficient additional financing is not available, we would need to curtail our growth rate in order to have sufficient cash to continue our operations.
     On July 27, 2004, we entered into a four party agreement, or the CIT Agreement, between us and CIT Commercial Services Inc., or CIT, Kolin, and Hsin Chu International Bank, or HCIB, the bank used by Kolin. Pursuant to the agreements that govern this transaction, we assigned collection of all our existing and future accounts receivable to CIT, subject to CIT’s approval of the account. We further assigned 100% of the proceeds to be collected by CIT from such accounts receivable to HCIB on behalf of Kolin. The credit risk for all accounts approved by CIT was assumed by CIT. We agreed to pay fees to CIT of 0.06% of gross invoice amounts approved by CIT plus 0.005% for each 30-day period such invoices were outstanding, subject to a minimum fee per calendar quarter of $45,000. Subsequent to this agreement through December 2004, our cash flow was derived from the proceeds from sales of Syntax common stock to Kolin, which totaled $2,800,000 through December 31, 2004, sales of Syntax common stock to other parties as well as COD sales to customers not assumed by CIT. In December 2004, we entered into a bank line of credit described below which altered the terms of this agreement.
     On December 10, 2004, we entered into a Business Loan Agreement for a $10 million credit facility with Preferred Bank. Pursuant to the terms of this agreement, we are permitted to receive cash advances up to the lesser of $5 million or 80% of eligible accounts receivable and 25% of eligible inventory, or the Borrowing Base. In addition, the facility provides for the issuance of letters of credit to Kolin, with such amounts not included in the Borrowing Base, up to an aggregate of $10 million. Accounts receivable eligible to be included in the Borrowing Base include amounts previously assigned to CIT in accordance with the CIT Agreement, which remains substantially unchanged, other than that the funds collected by CIT pursuant to the CIT Agreement are now remitted to us and we are required to apply 80% of such collections to the reduce the balance of the loan to Preferred Bank. The loan is secured by a lien on all of our assets. Interest on cash advances is charged at Preferred Bank’s prime rate (5% at December 31, 2004) plus 1%. Additional requirements of this credit facility are that Kolin subordinate $5 million of its balance due from us to Preferred Bank, we maintain an average compensating balance of at least $400,000 and that we be profitable each annual period with minimum income before taxes for the year ended June 30, 2005 equal to 0.4% of net sales. The loan was also personally guaranteed jointly and severally by the following individuals: James Ching Hua Li, our current President and Chief Operating Officer and a director; Thomas Man Kit Chow, our current Chief Procurement Officer and a director; Tony Tzu Ping Ho, one of our shareholders; Roger Kao, a Vice President of Kolin; and Michael Chan, our current Executive Vice President – LCD Operations.
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
a) $17,500,000 limitation for the issuance of letters of credit not subject to the borrowing base;
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
     On January 31, 2006, we entered into a new Business Loan Agreement with Preferred Bank under the following revised terms: (1) the aggregate facility was increased from $20,000,000 to $28,000,000 and (2) the Borrowing Base was increased to the lesser of $28,000,000 or the sum of 80% of the accounts approved and assigned to CIT plus 40% of eligible inventory, up to a maximum of $12,000,000, with the following limitations:
a) $18,000,000 limitation for the issuance of letters of credit not subject to the borrowing base;
b) $9,000,000 for trust receipts and acceptances up to 90 days subject to the borrowing base;
c) $10,000,000 for trust receipts and general working capital for up to 60 days subject to the borrowing base;
d) The amounts in (a) plus (b) shall not exceed $18,000,000;

e) The amounts in (a) plus (b) plus (c) shall not exceed $28,000,000; and
f) Interest to be charged at Preferred Bank’s prime rate (8.25% at March 31, 2006) plus .05% .
     Accounts receivable eligible to be included in the Borrowing Base include amounts assigned to CIT in accordance with the CIT Agreement, which remains substantially unchanged, other than that the funds collected by CIT pursuant to the CIT Agreement will now be utilized by Preferred Bank as follows: a) 25% to retire existing trust receipt loans on a first in, first out basis; b) 60% to repay advances under the working capital portion of the loan facility; and c) the remaining 15% to us. Additional requirements of this credit facility are that we maintain our primary operating accounts at Preferred Bank and that we maintain positive annual taxable net income and submit quarterly internal financial statements within 60 days of the end of each quarter and audited annual financial statements within 120 days of the end of the fiscal year.
     This business loan was personally guaranteed jointly and severally up to a maximum of $18,000,000 by the following individuals: James Ching Hua Li, our current President and Chief Operating Officer and a director; Thomas Man Kit Chow, our current Chief Procurement Officer and a director; Roger Kao, a Vice President of Kolin; and Michael Chan, our current Executive Vice President – LCD Operations.
     In addition, Kolin agreed to provide to Preferred Bank a $10,000,000 standby letter of credit on terms acceptable to Preferred Bank from Hsinchu International Bank, the bank used by Kolin for its financing, as additional security for this facility.
     This business loan expires on October 5, 2006. Upon maturity, the entire unpaid principal balance and all unpaid accrued interest shall become due and payable in full.
Aggregate Contractual Obligations and Commercial Committments
     The following table lists our contractual commitments as of March 31, 2006 (in thousands):

		Payments due by period
		Less
		Than	1-3	4-5	More than 5
	Total	1 Year	Years	Years	Years

Long-term debt	$6,360	—	6,360	—	—
Loan payable – bank	$22,800	22,800		—
Redeemable convertible preferred stock	$16,000	3,750	12,250	—	—
Facilities leases	$1,217	512	705	—	—
Purchase orders	$43,026	43,026	—	—	—
Investment commitments	$210	210	—	—	—
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements.

Impact of Recently Issued Standards
     Effective July 1, 2005, we adopted SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect our consolidated financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimates. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The provisions of SFAS 154 are effective in fiscal years beginning after December 15, 2005. We adopted SFAS 154 effective July 1, 2005.
     In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS No. 156 in fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 in fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
     In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning July 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to market risk associated with changes in interest rates, foreign currency exchange rates, credit risks, and our equity investments, as discussed more fully below. In order to manage the volatility relating to our more significant market risks, we may enter into hedging arrangements. We do not execute transactions or hold derivative financial instruments for speculative or trading purposes. We do not anticipate any material changes in our primary market risk exposures in fiscal 2006.
Interest Rate Risk
     At March 31, 2006, we had an outstanding balance under our line of credit with Preferred Bank of approximately $22.8 million. As amended on March 31, 2006, this line of credit bears interest at Preferred Bank’s prime rate (8.25% at March 31, 2006) plus .05%. On March 31, 2006, our credit limit under this facility was $28 million. If we were to borrow the full $28 million, a 1% increase in the prime rate would result in incremental estimated annual interest expense of $280,000.
Foreign Currency Risk
     We transact business only in U.S. dollars and, therefore, do not incur any foreign currency risk.
Credit Risk
     We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable are limited due to the nature of our customer base. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risk.
Equity Price Risk
     We hold investments in capital stock of privately held companies. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that is other-than-temporary. From inception through March 31, 2006 we have not recorded any impairment losses on strategic investments. As of March 31, 2006, our strategic investments had a carrying value of $694,000, and we have determined that there was no impairment in these investments at that date. We cannot assure you that our investments will have the above-mentioned results, or that we will not lose all or any part of these investments.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under Note K of Notes to Condensed Consolidated Financial Statements (unaudited), included in Part I, Item 1 of this Report, is incorporated herein by reference
ITEM 1A. RISK FACTORS
     You should carefully consider the risk factors included in our Form S-3 filed with the Securities and Exchange Commission on February 10, 2006 in evaluating our company and business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          We held a special meeting of stockholders on March 17, 2006. Our stockholders considered one proposal, which received the votes set forth below:
Proposal 1: To approve an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 60,000,000 to 120,000,000 shares.

Votes in Favor	Votes Against	Abstain	Broker Non-Votes
36,115,443	1,698,921	15,436	—
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

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit
31.1	Rule 13a-14(a)/15-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTAX-BRILLIAN CORPORATION

Date: May 15, 2006	By:	/s/ Vincent F. Sollitto Jr.

Vincent F. Sollitto, Jr.
Chief Executive Officer

Date: May 15, 2006	By:	/s/ Wayne A. Pratt

Wayne A. Pratt
Executive Vice President, Chief Financial
Officer, Secretary, and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit
31.1	Rule 13a-14(a)/15-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer