Form 10-Q/A
period 2006-03-31
SYNTAX-BRILLIAN CORP
filed 2006-05-31
CIK 1232229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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
Par value $.001 per share

EXPLANATORY NOTE
     This Amendment No. 1 to our Quarterly Report on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, originally filed with the Securities and Exchange Commission on May 15, 2006 (the “Original Filing”). We are filing this Amendment No. 1 to (1) clarify the line item titled “Net cash used in investing activities” in our Condensed Consolidated Statements of Cash Flows and designate certain numbers therein as negative rather than positive numbers; (2) revise numbers relating to our net cash used by operating activities and net cash provided by financing activities under “ Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources;” and (3) make certain other technical corrections. In addition, we are including currently dated certifications as Exhibits 31.1, 31.2, 32.1, and 32.2. Except as described in this Explanatory Note, no other changes have been made to the Original Filing, and this Amendment No. 1 does not amend or update any other information set forth in the Original Filing.

SYNTAX-BRILLIAN CORPORATION
QUARTERLY REPORT ON FORM 10-Q/A
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

SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Nine Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(13,380)	$365
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,469	131
Provision for inventory reserves	(10)	(335)
Amortization of debenture discount and offering costs	4,966	—
Amortization of convertible preferred stock discount and costs	1,601	—
Stock compensation expense	4,032	—
Deferred income taxes	—	(595)
Provision for doubtful accounts	49	349
Changes in assets and liabilities:
Increase in accounts receivable and due from factor	(21,713)	(7,822)
Increase in inventories	(6,029)	(126)
Increase in other current assets	(7,390)	(3,074)
Increase in other assets	(307)	—
Increase in accrued rebates payable	5,833	717
Increase in deferred warranty revenue	2,050	757
Increase (decrease) in income taxes payable	(1,414)	875
Decrease in accounts payable	(1,556)	(376)
Increase (decrease) in other accrued liabilities	864	(252)

Net cash used in operating activities	(30,935)	(9,386)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(974)	(605)
Merger costs	(2,081)	—
Investment in joint venture	(270)	—
Restricted cash	—	500

Net cash used in investing activities	(3,325)	(105)

Cash Flows from Financing Activities:
Proceeds of redeemable convertible preferred stock offering	14,822	—
Proceeds of stock offering	14,750	—
Stock issued pursuant to Employee Stock Purchase Plan	85	—
Net proceeds from bank loan payable	10,751	6,999
Proceeds from issuance of notes payable	850	—
Repayments of long-term debt and notes payable	(461)	(1,786)
Net transfers from Syntax Groups Corporation	4,200	3,945
Warrants exercised	1,367	—
Stock options exercised	70	—

Net cash provided by financing activities	46,434	9,158

Net increase (decrease) in cash and cash equivalents	12,174	(333)
Cash and cash equivalents, beginning of period	1,804	769

Cash and cash equivalents, end of period	$13,978	$436

Supplemental Cash Flow Information:
Cash paid for interest	$1,179	$165

Cash paid for income taxes	$1,645	$70

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS
     The statements contained in this report on Form 10-Q/A, which are not purely historical, are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2006 and thereafter; the amounts, prices, timing, or terms under which we sell HDTVs to our customers; technological innovations; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.
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
     Net cash used by operating activities for the nine months ended March 31, 2006 was $30.9 million compared with $9.4 million for the comparable period of the prior year. The operating cash outflow in the nine months ended March 31, 2006 was primarily a result of the net loss and increases in accounts receivable and due from factor, inventory, and supplier deposits, and decreases in payables.
     Net cash used by investing activities for the nine months ended March 31, 2006 was $3.3 million compared with $105,000 for the comparable period of the prior year. Net cash used by investing activities for the nine months ended March 31, 2006 included merger costs of $2 million, purchases of equipment of $974,000 and a $270,000 investment in a joint venture.
     Net cash provided by financing activities for the nine months ended March 31, 2006 was $46.4 million compared with $9.2 million for the nine months ended March 31, 2005. Net cash provided by financing activities for the nine months ended March 31, 2006 consisted primarily of proceeds from bank loans of $10.8 million and net cash proceeds from issuance of our 6% redeemable convertible preferred stock of $14.8 million, and net cash proceeds from our issuance of common stock of $14.8 million.
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

SYNTAX-BRILLIAN CORPORATION

Date: May 31, 2006	By:	/s/ Vincent F. Sollitto Jr.

Vincent F. Sollitto, Jr.
Chief Executive Officer

Date: May 31, 2006	By:	/s/ Wayne A. Pratt

Wayne A. Pratt
Executive Vice President, Chief Financial
Officer, Secretary, and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit
31.1	Rule 13a-14(a)/15-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer