Form 10-K
period 2006-06-30
SYNTAX-BRILLIAN CORP
filed 2006-09-13
CIK 1232229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
Commission File Number 000-50289

Syntax-Brillian Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	05-0567906

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1600 N. Desert Drive
Tempe, Arizona 85281
(602) 389-8888
(Address including zip code, and telephone number,
including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.001 per share Preferred Stock Purchase Rights	The Nasdaq Global Market The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated Filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     The aggregate market value of Common Stock held by nonaffiliates of the registrant (27,089,690 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Market (formerly the Nasdaq National Market) on June 30, 2006, which was the last business day of the registrant’s most recently completed fiscal year, was $132,739,481. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
     As of September 8, 2006, there were outstanding 49,331,279 shares of the registrant’s Common Stock, par value $.001 per share.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNTAX-BRILLIAN CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2006
Statement Regarding Forward-Looking Information
     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2007 and thereafter; technological innovations; future products or product development; product development strategies; beliefs regarding product and technology performance; potential acquisitions or strategic alliances; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A. Risk Factors.

PART I
Item 1. Business
Introduction
     We are a leading designer, developer, and distributor of high-definition televisions, or HDTVs, in liquid crystal display, or LCD, and liquid crystal on silicon, or LCoS, formats. Our LCD and our popular priced LCoS HDTVs, under our Olevia brand name, and our premium large-screen, rear-projection HDTVs, utilizing our proprietary LCoS microdisplay technology, are sold to high-end audio/video manufacturers, distributors of high-end consumer electronics products, and consumer electronics retailers. Our price-conscious Olevia product lines include flat panel LCD models in diagonal sizes from 20 inches to 42 inches and our 65-inch Gen II LCoS Rear Projection HDTV designed for the high-volume home entertainment market; our price-performance, full feature Olevia product line includes 42-inch and 47-inch high-end HDTVs for the home entertainment and home theater markets; and our Gen II LCoS rear projection 65-inch HDTV addresses the premium audio/video market.
     We have established a virtual manufacturing model utilizing Asian sourced components and third-party contract manufacturers and assemblers located in close proximity to our customers to assemble our HDTVs. We also offer a broad line of LCoS microdisplay products and subsystems, including LCoS imagers, that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.
     Until September 2003, we operated as a division of Three-Five Systems, Inc., or TFS. In anticipation of the spin-off to the stockholders of TFS, TFS organized us as a wholly owned subsidiary. In connection with the spin-off, TFS transferred to us its LCoS microdisplay business, including the related manufacturing and business assets, personnel, and intellectual property. TFS also provided initial cash funding to us in the amount of $20.9 million. The spin-off was completed on September 15, 2003 as a special dividend to the stockholders of TFS. In November 2005, we completed a merger with Syntax Groups Corporation and changed our corporate name from Brillian Corporation to Syntax-Brillian Corporation. Syntax was incorporated in April 2003 to develop, market, and distribute electronic products through collaboration with third-party companies in Asia.
Industry Factors
Industry Background
     The worldwide conversion of media content from analog to digital is a primary growth driver in the television market. This conversion is being mandated in the United States, Europe, and Asia. For example, the U.S. Congress has set a target date of February 18, 2009 for all television transmissions to be digital. Additionally, the U.S. Federal Communications Commission requires that all televisions with screen sizes of 25 inches or larger contain an over-the-air digital tuner. The combination of declining prices, technological advances, and increasing amounts of digital programming broadcast in high definition is driving growth in the HDTV market.
     Research data from DisplaySearch projects that 23 million HDTVs were sold in 2005 and 121 million will be sold in 2010. The greater than 50-inch large-screen HDTV market is expected to grow by 73% annually from 2004 to 2010 from 3.6 million to 13.3 million units, with an estimated 2.7 million total units of all microdisplay technologies to be sold in 2010. LCD penetration is expected to increase from approximately 21.2 million units in 2005 to 115.9 million units in 2010 with LCD TV revenues growing from $12 billion to $91.2 billion from 2004 to 2010. The microdisplay rear-projection market is expected to expand from 1.6 million units in 2004 to 2.7 million units in 2010 with revenues expected to reach $3.9 billion by 2010.
     Within the home electronics market, there is a continuing trend toward larger and higher-resolution video screens for home entertainment systems. Picture quality, including high resolution, high contrast ratio, and a high pixel fill factor, continue to gain importance in the HDTV market. We believe consumers are willing to spend more for higher quality entertainment in their homes to support their diverse television, video, Internet, and other digital entertainment needs.

     Microdisplays address the technological demands of the HDTV, home theater, and near-to-eye markets. Microdisplays are thumbnail-sized displays that create high-resolution images, including full motion video and computer screen content. The tiny image on a microdisplay is projected onto a screen or other surface for individual or group viewing, or is viewed through a magnifying device similar to a viewfinder in portable applications. Rear-projection televisions shine a magnified image from a microdisplay onto the back of a translucent screen for viewing; home theater projectors cast the image produced by a microdisplay on a distant screen; and near-to-eye microdisplay devices produce an image that can be viewed through a magnifying headset or viewer.
HDTV Technologies
     Currently, there are several leading technologies available for HDTVs, each having its own advantages and disadvantages with respect to the other formats. The direct-view technologies are LCD and plasma based panels. The rear projection technologies are high temperature polysilicon, or HTPS, digital light processing, or DLP, and LCoS.
     Traditional cathode ray tube, or CRT, television utilizes a specialized vacuum tube in which images are produced when a moving electron beam strikes a phosphorescent surface.
     LCD televisions feature a matrix of thin film transistors that supply voltage to liquid crystal filled cells enclosed between two flat panel glass screens. When hit with an electrical charge, the crystals modulate light generated by a lamp behind the screen, reproducing colors by attenuating particular wavelengths from the spectrum of white light until the correct color is produced.
     Plasma technology is a direct-view display that has enabled the creation of large flat-panel televisions measuring less than six inches deep. In plasma televisions, the display itself consists of cells. Within each cell, two glass panels are separated by a narrow gap in which neon-xenon gas is injected and sealed in plasma form during the manufacturing process. The gas is electrically charged at specific intervals when the plasma set is in use. The charged gas then strikes red, green, and blue phosphors, thus creating a television image.
     LCoS microdisplay technology uses a liquid crystal layer that sits on top of a pixelated, reflective mirror substrate. Beneath the substrate exists another layer containing individual transistors to activate each pixel. Light is projected at the reflective surface, but it must first pass through the liquid crystal layer. When a pixel is activated, it modulates the light reaching the reflective surface. Light that is reflected is then magnified and focused onto the screen through a series of lenses. Because integrated circuits form the basis of these displays, liquid crystal on silicon technology permits a very high-resolution, high-performance display.
     Digital micromirror device, or DMD, is a proprietary product of Texas Instruments, which calls this device DLP. DLP technology is found widely in both front and rear projection televisions. At its heart is the digital micromirror device chip that contains a rectangular array of hinge-mounted individually movable microscopic mirrors, one for each pixel. The mirrors on a DLP chip can either tilt toward the light, creating a pixel of light, or swing away from the light, creating a dark pixel. Most DLP televisions and projectors use a one-chip design. In order to generate a color image on a one-chip television, the light passes through a spinning color wheel containing cyan, magenta, and yellow filters. This enables a one-chip DLP television to display 16.7 million different colors. In a three-chip design, the need for a color wheel is eliminated, and instead, the white light is divided into three colors through a prism. Each beam is focused onto one dedicated chip for each color, resulting in a very bright, rich color picture.
     High-temperature polysilicon, or HTPS, microdisplays use a transmissive technology and are available from only two large Japanese companies. HTPS displays sandwich liquid crystal material between two layers of quartz high-temperature glass. To produce images, light passes from a projection lamp into a color management and display system.
     Thin film transistor liquid crystal displays, or TFT LCDs, may also be used in the large-screen HDTV market. The principles of legal shuttering are essentially the same for HTPS as they are for large LCD HDTVs. The difference is that HTPS LCD panels are much smaller than for large LCD HDTVs. TFT LCDs must use three separate panels with special color filters to blend three black-and-white images into full color. The three images

(red, green, and blue) are conveyed with a special prism into a single, precise, registered image, then magnified and projected onto the TV screen.
     Motorola has announced carbon nanotube technology designed to enable manufacturers to design large flat panel displays that exceed the image quality characteristics of plasma and TFT LCDs at lower costs. Motorola states that it is in discussions with electronics manufacturers in Europe and Asia to license the technology for commercialization. At this time, we cannot assess the performance of that technology or the effect, if any, it will have on the large-screen HDTV market.
     We believe that LCD HDTVs will dominate the flat panel HDTV market for screen sizes 50 inches and below and that LCoS HDTVs will dominate the high-end HDTV market for screen sizes of 55 inches and above. Industry sources indicate that LCD HDTVs have already overtaken plasma HDTVs at screen sizes of 37 inches or less and will overtake plasma at screen sizes of 42 inches and 50 inches within the next several years. We believe we currently rank among the 10 largest suppliers of LCD HDTVs in North America. We are in the process of commercializing our LCoS HDTVs.
     We believe that technologies that compete with LCDs and LCoS have significant disadvantages. CRTs present resolution, size, weight, performance, and power consumption issues. Although plasma television technology eliminates the need for the bulky picture tube and electron beam scanning of traditional picture tube televisions, we believe plasma televisions still suffer from some of the drawbacks of traditional televisions. Plasma screens suffer from “burn in” when graphics or parts of an image are stationary on the screen for a long period of time. In addition, plasma consumes significant power, generates significant heat, and presents pixel longevity issues.
     DLPs are relatively expensive to manufacture, especially for larger devices with higher resolutions, and the manufacturing facilities involve major capital investments. DLP HDTVs also have image quality issues, particularly related to contrast ratio, unwanted video artifacts, and color distortion. Because the mirrors in DLPs are mechanical in nature, and thus are prone to mechanical malfunction, a mirror can become stuck, either on or off, resulting in a single pixel remaining fixed on the screen. Because of the color wheel, images on a DLP television tend to have a distracting “rainbow” effect resulting from the shifting rainbow of colors.
     High-temperature polysilicon microdisplays require special optics and are large and expensive. HTPS HDTVs, which use a transmissive technology available only from two Japanese companies, suffer from a low pixel fill factor that produces an undesirable screen door effect on the image.
     We believe LCD HDTVs provide excellent picture quality with a very thin form factor. LCDs also have extreme brightness, have rapid response times, and exhibit superior bright room viewing properties.
     We believe that liquid crystal on silicon microdisplays, particularly our Gen II LCoS microdisplays, provide a superior alternative to existing technologies in the large screen HDTV market. We believe our Gen II LCoS technology provides significant advantages in terms of resolution, brightness, contrast ratio, grayscale performance, and lifetime, particularly in larger screen sizes. Given these advanced capabilities, our LCoS HDTVs compete in the premium segment of the large-screen HDTV market. Our proprietary Gen II LCoS products have a high contrast ratio and high pixel fill factor, and we believe that they provide superior performance to the liquid crystal on silicon technologies produced by our competitors.
Near-to-Eye Applications
     The near-to-eye market for microdisplays consists of an established electronic viewfinder market and an emerging high-resolution viewer market. In the high-resolution near-to-eye markets, professional applications in the industrial, medical, and military markets have been the first to develop. These markets demand superior image quality and high resolution for image, video, and multimedia applications. Wearable computing, endoscopic surgery, augmented reality systems, and riflescope applications are examples of product categories in this segment. Examples of products emerging in professional and commercial applications include wearable products for enterprise network access, head-mounted displays for night vision systems, and viewers for test and measurement systems. As prices for high-resolution near-to-eye microdisplays decline, we expect professional and commercial applications to broaden.
     We believe the consumer market will be the largest unit volume near-to-eye microdisplay market. Consumers in this market demand high information content and power-efficient displays with increasing functionality and smaller sizes. Anticipated initial applications include head-mounted display products for video games, portable DVD viewers, and secondary monitors for privately viewing notebook computers. Head-mounted microdisplays provide features that are unavailable in current video game products. These features include head tracking and stereo and 3-D vision, which we believe provide superior game immersion and realism. Products currently offered in the head-mounted video game market have low resolution and have experienced limited market success. By contrast, we believe liquid crystal on silicon microdisplays offer high resolution and a much improved video game experience.
     Direct-view displays currently are the primary means of viewing content in portable devices. Delivery of high information content through a small, direct-view display in a portable device, however, presents difficult technological challenges and human interface issues. As portable products become smaller, their direct-view displays also become smaller, limiting the information content and visual experience offered. Small direct-view displays can offer limited types of data, often involve cumbersome navigation, and usually present information only in black and white. Larger direct-view displays that can present more information and full-screen content, color, and motion consume battery power quickly, do not offer superior image quality, and are relatively costly.
     We believe the only available microdisplay technologies targeting portable near-to-eye applications are high-temperature polysilicon and other transmissive silicon technologies, organic light emitting diode, or OLED, on silicon, and liquid crystal on silicon. An OLED is an electronic device that emits bright light upon the application of an electrical current. We believe that high-temperature polysilicon and other transmissive silicon technologies have been unable to deliver resolutions at or above Super Video Graphics Display (SVGA) (800 pixels by 600 pixels) with acceptable video performance or image quality. Due to their organic nature, OLED-based microdisplays suffer from short lifetimes and need to use color filters, which results in a pixelated image. We believe that our LCoS microdisplays provide the best commercially available solution for high-resolution, color, near-to-eye applications.
Strategy
     Our goal is to enhance our leadership position in the HDTV market as well as to become a leading supplier of microdisplays to OEMs for both projection and near-to-eye applications. Key elements of our strategy include the following:
Expand Our Market Share Across Multiple HDTV Market Segments
     We intend to increase our market share across the various segments of the HDTV market. In this regard, we plan to emphasize the attractive price points of our products relative to their performance, the increasing consumer awareness of our brand, and our experience in supply-chain management. We plan to use our price-conscious Olevia LCD product line to further expand our leading market position in the high-volume segment of the home entertainment market; our full feature, price-performance Olevia LCD product line to enhance our position in the high-end home entertainment and home theater markets; and our Gen II LCoS rear-projection product to penetrate the premium segment of the large-screen HDTV market. We believe our strategy of targeting multiple market segments will enable us to increase sales at a faster pace, expand our customer base, and achieve efficiencies of scale. Additionally, we believe that this strategy will allow us to leverage the brand names and marketing resources of our key customers in order to drive increased sales of our products.
Leverage Our Global Virtual Manufacturing Model
     We plan to leverage our global virtual manufacturing model by utilizing Asian sourced components and third-party contract manufacturers and assemblers located in close proximity to our customers to assemble our HDTVs. This strategy results in a scalable business model; enables us to concentrate on our core competencies of product design, marketing, research and development, and technological advances; and reduces our capital expenses. We expect our virtual manufacturing strategy to allow us to maintain a variable cost model.

Capitalize on Our Technological Expertise
     We plan to capitalize on our technological expertise in LCD and LCoS technologies in order to offer cost-effective, innovative, high-quality products and licensing opportunities for our proprietary technologies. In the LCoS HDTV market, we plan to utilize our technological expertise to advance our industry-leading position in terms of picture quality through increased resolution, higher contrast ratios, and greater pixel fill factors. In the near-to-eye market, we plan to utilize our extensive intellectual property portfolio and technological expertise to provide competitive advantages and extend the functionality of our products. We intend to continue to develop our technology to increase the performance of our near-to-eye products while reducing their size, weight, cost, and power consumption. We utilize our advanced manufacturing line at our Tempe, Arizona facility with its experienced manufacturing team to produce our LCoS microdisplays. We seek to increase our manufacturing efficiencies, yields, and quality to reduce the cost and speed the delivery of our LCoS microdisplays. We stress manufacturing process and seek to leverage our participation in both the LCoS HDTV and near-to-eye markets.
Pursue Additional Strategic Relationships
     We intend to enter into strategic relationships with leading companies serving our target markets in order to expand our manufacturing resources, distribution channels, and technology and enhance our business and competitive position. In the HDTV market, we seek contract manufacturers, component suppliers, and designers that further our goal of providing superior products while advancing our competitive position. In the microdisplay markets for OEMs, we seek strategic relationships to enhance our ability to offer value-added microdisplay products, address new markets, gain market share, and maintain technological leadership.
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
Products
High-Definition Televisions
     We offer a variety of HDTVs with various features ranging from our price-conscious Olevia LCD models for the high-volume home entertainment market; to our full feature, price-performance LCD models for the high-end home entertainment and home theater markets; to our Gen II LCoS rear-projection HDTVs for the premium large screen HDTV audio/video market. We offer our LCD HDTVs in sizes ranging from 20 inches to 47 inches with resolutions of both 720p and 1080p. All our LCD products are HDTV ready or include ATSC tuners.
     Our products are designed to avoid sales channel conflict and fulfill the different requirements for each particular channel in which we sell our products. Our LCoS Gen II HDTVs are available in 720p and 1080p resolutions. All are HDTV ready or have ATSC tuners.

     Contrast ratio is the difference between the dark part of the picture and the light area of the picture; resolution refers to picture clarity; and response time describes the speed that a display can change from one image to another, with faster response times resulting in minimized blurred images and motion lag.
     We are currently offering our rear-projection 65-inch LCoS HDTVs with resolutions of 720p and 1080p in the custom installer, system integrator, and professional audio/video reseller markets. The HDTV monitors in those products, which are based on our proprietary Gen II LCoS microdisplay technology, feature a three- or six-pixel light engine. We believe these products offer the highest commercially available on-screen native LCoS contrast ratio in a rear-projection HDTV, feature exceptional gray scale performance, deep black levels, high brightness, a 170-degree viewing angle, an ultra-fine pitch 16:9 widescreen, artifact-free full motion video, and excellent audio performance. Our LCoS HDTV products also provide software ungradeability and a wide range of calibration features designed to optimize the viewing performance for home theater and commercial applications.
Microdisplay Products
     We offer a broad line of LCoS microdisplay products and subsystems that OEMs can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications. Our microdisplay products include a line of LCoS display imagers and associated application specific integrated circuits, or ASICs, that provide driver, controller, and converter functions that operate the imager. An ASIC is a semiconductor designed for a specific application. Our imager products have resolutions and sizes designed for specific market segment applications. We offer imager products of SXGA to 720p and 1080p resolutions in a variety of sizes designed for the specific market segment applications of our customers.
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
Projection Applications
     In addition to the rear-projection HDTV market and the front-projection home theater market, our microdisplay products address several smaller projection markets, including photo printers and digital cinema. For projection applications, we offer products with SXGA and HDTV1 resolutions and are developing products with HDTV2 resolution.
Near-to-Eye Applications
     We produce products to serve the near-to-eye market, including SVGA imagers, display modules, and reference designs. Our display modules allow OEM customers to focus on end-product design and packaging because they can use our full-color SVGA resolution microdisplay as a drop-in assembly.
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
     To date, our near-to-eye product sales have been concentrated in specific industrial, medical, and military applications. Product shipments have included LCoS microdisplays for monocular and binocular head-mounted displays, video telescopes, surgical microscopes, and riflescopes. We are developing microdisplays for use in headsets for video games. These microdisplay headset products are designed to provide users with an enhanced video game experience by allowing greater immersion into the game. We also are pursuing the development of microdisplay-based monocular or binocular displays for use in various high information content portable electronic devices, such as portable DVD viewers, mobile handsets, PDAs, and wireless Internet appliances.
     Information with respect to our segments and geographic area is in Note K to our consolidated financial statements included in this report.
Manufacturing
     We employ a virtual manufacturing model through third-party relationships for our HDTV products. We believe our virtual manufacturing strategy provides a scalable business model; enables us to concentrate on our core competencies of product design, marketing, research and development, and technological advances; and reduces our capital expenditures. In addition, we expect this strategy to reduce significantly our inventory costs because we will not pay many of our manufacturing costs until we have actually shipped our HDTVs to our customers and billed those customers for those products.
     We have a manufacturing arrangement with Taiwan Kolin Co. Ltd., a provider of innovative and high-quality digital monitors and LCD and LCoS high-definition and high-resolution televisions, under which Kolin procures the electronic components and subassemblies and assembles our LCD televisions. We perform final quality acceptance of our products. We jointly select and qualify with Kolin vendors for LCD panels, electronic components, and subassemblies that Kolin does not itself manufacture, and actively participate in discussions of terms and conditions with them. We have several alternative sources for each important component.
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
     Together with Kolin and its electronic research and development affiliate, DigiMedia Technology Co., Ltd., we maintain strategic relationships with Chi Mei Optoelectronic, AU Optronics, LG Philips LCD, and Samsung, which are major manufacturers of LCD panels suitable for use in the manufacturing of our Olevia LCD televisions.
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
     We have manufactured our LCoS microdisplays and our light engines at our Tempe, Arizona facility. Our light engine combines our LCoS microdisplays with a lamp and an optical core or prism set. In April 2006, we entered into a strategic relationship with China South Industries Group Corporation, or China South, a state-owned enterprise directly under the administration of China’s Central government. The strategic relationship resulted in the formation of a joint venture company called Sino-Brillian Display Technology Corporation, or SBDT. SBDT is to assemble and sell LCoS light engines to HDTV manufacturers initially in China and eventually in the rest of the world. SBDT will use our LCoS imagers exclusively in the light engines as well as China South’s optical components.
     Separately, one of our contractors assembles a printed circuit board, or PCB, which contains the necessary electronics and color management systems. The light engine, the PCB, a screen, a case, and other necessary components are then shipped to our assembler for final assembly into an HDTV.

Suppliers
     We obtain the LCD panels for our LCD HDTVs from AU Optronics, Chi Mei Optoelectronic, LG Phillips LCD, and Samsung and the electronic components and subassemblies for our LCD HDTVs from Kolin. With respect to our LCoS HDTVs, we obtain silicon wafers from SMIC, Application Specific Integrated Circuits (ASICs) from UMC, video processing integrated circuits from Pixelworks, Silicon Optics, ATI, MTK, and Zoran, screens from Toppan, lamps from OSRAM, and printed circuit board assemblies and remote controls from various Asian suppliers.
     Components and raw materials constitute a substantial portion of our LCoS microdisplay costs. The principal components and raw materials we use in producing our LCoS microdisplays consist of specialized glass, silicon wafers, ASICs, liquid crystal, and packaging materials.
     Our procurement strategy is to secure alternative sources of supplies for the majority of these materials. Many of these materials, however, must be obtained from a sole or limited number of foreign suppliers, which subjects us to the risks inherent in obtaining materials from foreign sources, including supply interruptions and currency fluctuations. We purchase all of our components and raw materials on a purchase-order basis. Our suppliers generally are meeting their requirements, and we believe our strategic supplier alliances have further strengthened our relations with offshore suppliers.
Customers
     We currently sell our Olevia HDTV products directly to retailers and through distributors to leading national consumer electronics retailers, such as CompUSA, Inc., Circuit City, K-Mart, Office Depot, and Fry’s Electronics, Inc.; regional consumer electronics retailers, such as ABC Appliance, Inc. and J & R Electronics, Inc.; online/television retailers, such as Amazon.com, Inc. and Buy.com, Inc.; and high-end audio/video distributors, such as D&H Distributor Co. and BDI Laguna, Inc. BDI Laguna, Inc. distributes our products for resale through BuyRite Electronics, HSN LP (HSN), Radio Shack (RadioShack.com), Staples, Inc. (Staples.com), and Tech Depot.com (C4Sure).
     For the fiscal year ended June 30, 2006, sales to two customers accounted for approximately 17% and 13%, respectively, of our revenue. For the year ended June 30, 2005, sales to three customers accounted for approximately 20%, 17%, and 14%, respectively, of our revenue. For the year ended June 30, 2004, sales to two customers accounted for approximately 29% and 14%, respectively, of our revenue. No other customers accounted for more than 10% of our revenue during those periods.
     Our initial LCoS HDTV product is targeted at the premium segment of the large-screen HDTV market. This premium market segment generally consists of screen sizes greater than 50 inches and retail prices greater than $6,000. The typical consumer in this segment generally will be features driven and desire the best picture available. We have agreements with independent national distribution organizations, to distribute our LCoS HDTVs. Through these agreements, we will be able to reach the custom installer, system integrator, and professional audio/video reseller markets.
     OEM products that have been announced to date for near-to-eye applications include the following:
•	video game, personal video player, and medical head-mounted devices from I-Display Systems;

•	a night vision headset by Trivisio;

•	a headset for wearable computers designed by Shimadzu and currently offered in Hitachi and Xybernaut products;

•	an aircraft heads-up display for Rockwell;

•	a viewer for a medical microscope by Zeiss; and

•	a riflescope viewer by Brashear.
     We also have announced design relationships with Baranti and Holoeye.

     OEM customers in the projection market include SEOS, Kaiser Electronics, Zhejiang, and Rockwell. SEOS introduced a specialty rear-projection monitor for flight simulators with a 40,000:1 contrast ratio. Kaiser Electronics has announced the use of our microdisplays in its Joint Strike Force fighter and commercial aviation cockpit displays. Zhejiang utilizes our microdisplays in its consumer photo printers. Rockwell uses our microdisplays in aircraft heads-up displays.
     Our engineering, sales, and marketing professionals are actively involved with an OEM customer during all phases of prototype design, production, and product marketing by providing technical and marketing assistance. In most cases, our technical staff works with each OEM customer in the development stage to identify potential improvements to the design of the customer’s product in parallel with the customer’s efforts. We help our OEM customers incorporate our microdisplays into their products, thereby reducing the time required to bring their products to market. This assistance helps customers accelerate their design process and achieve cost-effective and manufacturable designs, as well as facilitating a smooth transition into high-volume production.
Sales and Marketing
     We participate in various technology retail and industry conferences, such as RetailVision hosted by the Gartner Group, the annual HDTV Conference sponsored by DisplaySearch, and the Flat Information Display Conference sponsored by iSuppli. We have also established a marketing presence at leading technology industry trade shows, including the Consumer Electronics Show (Las Vegas, NV), DigitalLife (New York City), and Electronic House Expo (Anaheim, CA). Through our relationship with Kolin, we have attempted to increase international recognition of the Olevia brand by participating in the Computex 2005 show in Taipei, Taiwan and the Sino Consumer Electronics Show (Qingdao, China) in July 2005.
     In the fall of 2006, we are rolling out a national multi-million dollar television, radio, and print campaign with ESPN/ABC Sports to promote our Olevia brand. In addition, we conduct a broad, high-visibility print media advertising campaign to further support our Olevia brand’s increasing leadership image. We began our initial advertising in PC World Magazine and extended the media campaign into a dozen “digital living” and “home entertainment” related publications in order to reach a broad, targeted audience.
     We believe we are one of the 10 leading suppliers of LCD HDTVs in the North American market. We believe our market position is due largely to our value proposition, the quality of our products, our effective promotion of the Olevia brand of LCD televisions through various sales channels, and our aggressive multi-faceted visibility campaigns. An important element of our sales and marketing strategy is to continue to increase market awareness, demand, and acceptance of our products by attending and exhibiting at leading industry conferences and expositions, and implementing publicity campaigns via printed and online media and television shows.
     Another significant contributor to our rapid rise in industry and consumer awareness has been the strength of our ongoing publicity campaign. In addition to ongoing announcements, we have achieved valuable third-party endorsements through a series of positive product reviews published by the media.
     We have also begun to promote our Olevia LCD televisions as a global brand in markets other than North America. A third party distributes our products in Hong Kong, Beijing, and Northern China where they are sold to leading home electronics and appliance retailers, including Broadway Photo Supply Ltd., Fortress Ltd., and Da Zhong Electronics Co. Ltd. Finally, we established a joint venture company in Brazil in July 2006 to introduce our products in the Latin American markets.
     We are marketing our LCoS HDTVs to various distributors for sale to their customers. These customers include high-end audio/video manufacturers, as well as distributors of high-end consumer electronics products and consumer electronics retailers. Our sales and marketing strategy is designed to enable consumer electronics resellers and consumer retail stores to address the premium portion of the LCoS HDTV market. Our strategy with high-end audio/video manufacturers is also designed to enable those manufacturers to bundle their electronics with our LCoS HDTVs into an integrated entertainment system. We initially plan to sell our HDTV products in the United States. We expect to capitalize on opportunities in the Asian market through strategic alliances and in the European market either directly or through strategic alliances.

     We market our LCoS microdisplays to OEMs through a direct technical sales force and through distributors. A staff of in-house engineering personnel directs and assists all sales personnel. Our approach is to become a critical partner to our OEM customers rather than simply a component supplier by playing an integral role in the design and development of their products. Potential customers welcome our technological expertise and broad industry relationships because they do not always have the core competencies and relationships necessary to develop and commercialize products incorporating microdisplays.
Competition
     Our HDTVs encounter competition from a number of the world’s most recognized consumer electronics companies, such as JVC, LG Electronics, Panasonic, Philips, Samsung, Sharp, Sony, Thompson, and Toshiba. Other companies, such as Dell, Hewlett-Packard, Gateway, and ViewSonic, could directly or indirectly compete with our HDTVs. All of these companies have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess, which afford them competitive advantages over us.
     For microdisplays used in third-party televisions, we believe that Texas Instruments, JVC, Aurora Systems, SpatiaLight, Epson, and Sony constitute our principal competitors. Texas Instruments has developed a digital micromirror device, which is referred to as DLP, which competes with our LCoS technology. JVC, eLCOS, UMO, Aurora, and SpatiaLight are developing or producing liquid crystal on silicon microdisplays based on their own technology that compete with our LCoS microdisplays. The market participation of these companies is expected to spur the market penetration of liquid crystal on silicon microdisplays. We believe that our proprietary Gen II LCoS products provide superior performance to the liquid crystal on silicon technologies produced by our competitors.
     We believe that eMagin, Epson, Kopin, and Sony constitute our principal competitors for microdisplays used in near-to-eye products. eMagin manufactures a product using OLED on silicon, while Epson and Sony manufacture transmissive HTPS microdisplays, which is a type of microdisplay that can be used in some of the same applications as liquid crystal on silicon microdisplays. Numerous other established and start-up companies are also pursuing similar and related technologies that may compete with our LCoS technology.
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
Research and Development
     Our research and development programs focus on advancing technology, developing design and manufacturing processes, and expanding our technology to serve new markets. We have assembled an experienced research and development team by hiring personnel formerly employed by various of the pioneers in the microdisplay industry. In the HDTV product line, we are also researching system components and design platforms. Our research and development activities include the following:
•	silicon backplane design to reduce size and cost, increase resolution and performance, decrease power consumption, and integrate driver functionality;

•	projection optics, color science, and display characterization to optimize the link between the science of LCoS and the end-user experience;

•	ASIC design to combine and enhance functionality, reduce cost, and improve HDTV picture quality;

•	basic research and development to characterize, test, and incorporate new liquid crystal solutions, silicon substrates, and glass. Our engineers and scientists continue to investigate alternative combinations of materials to improve picture quality, cost, and manufacturability;

•	printed circuit board design; and

•	LCoS package and test development programs.
     During the period from November 30, 2005 to June 30, 2006, Syntax-Brillian incurred research and development (“R&D”) expenses of $4.4 million. Before the merger, Brillian incurred R&D expenses of $4.0 million during the period from July 1, 2005 to November 30, 2005, and $8.9 million and $8.5 million for the years ended June 30, 2005, and 2004, respectively.
Intellectual Property
     We rely on a variety of factors, including patents, trade secrets, trademarks, confidentiality agreements, licensing agreements, and other forms of contractual provisions, to protect and advance our intellectual property. We have developed and patented a full suite of intellectual property for the microdisplay market. We hold patents in various technological arenas, including display technologies, optical system illumination technologies, and display drive electronics, and we own fully functioning reference designs. In total, we hold 70 issued U.S. patents, have numerous U.S. patents pending, and hold licenses for an additional 34 U.S. patents. Of our issued U.S. patents, several have been issued as patents in foreign jurisdictions, and 22 more applications are pending abroad. Our patents are system and design patents relating to the production of our imagers, ASICs, optical modules, and light engines and extend from the year 2012 to the year 2023. The patents enhance our ability to protect our unique technical developments.
     We currently have trademarked two brand names. The LCoS trademark describes the technology that makes up the microdisplay. The Brillian trademark describes the microdisplay product itself. Both of these trademarks have recognition in the display community and are being promoted and used by us to gain product awareness. We have pending trademark applications for IDEA, iDiva, Olevia, and Syntax.
Government Regulation
     Our operations are subject to certain federal, state, and local regulatory requirements relating to waste management, health, environmental, and safety matters. There can be no assurance that material costs and liabilities will not arise from complying with these or from new, modified, or more stringent requirements. In addition, our past, current, or future operations may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management, or health and safety concerns.
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
Backlog
     We had no significant backlog of orders at the end of either of our last two fiscal years. Backlog consists of orders for which purchase orders have been received and which are scheduled for shipment within six months. Most orders are subject to rescheduling or cancellation with limited penalties. Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not be indicative of sales for any succeeding period.
Employees
     At June 30, 2006, we employed a total of 225 persons. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.
     Competition for qualified personnel in our industry is very competitive, particularly for engineering and other technical personnel. Our success depends in part on our continued ability to attract, hire, and retain qualified personnel.

Executive Officers
     The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
Vincent F. Sollitto, Jr.	58	Chairman of the Board, Chief Executive Officer, and Director

James Li	39	President, Chief Operating Officer, and Director

Wayne A. Pratt	45	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer

Thomas Chow	44	Executive Vice President, Chief Procurement Officer and Director

Michael Chan	37	Executive Vice President — Operations

Robert L. Melcher	66	Chief Technology Officer
     Vincent F. Sollitto, Jr. has been the Chairman of the Board of our company since November 2005 and the Chief Executive Officer and a director of our company since June 2003. Mr. Sollitto served as President of our company from June 2003 until November 2005. Mr. Sollitto served as President and Chief Executive Officer of Photon Dynamics, Inc., a provider of yield management solutions for flat panel displays, from June 1996 until January 2003. From August 1993 to June 1996, Mr. Sollitto served as the General Manager of Business Unit Operations for Fujitsu Microelectronics Inc., a semiconductor and electronics company. From April 1991 to August 1993, Mr. Sollitto served as the Executive Vice President of Technical Operations at Supercomputer Systems, Incorporated. Prior to joining Supercomputer Systems, Incorporated, Mr. Sollitto spent 21 years in various management positions at International Business Machines Corporation, including Director of Technology and Process. Mr. Sollitto serves as a director of Applied Films Corporation, a thin film deposition equipment company, and Ultratech Stepper, Inc., a photolithography equipment company, each of which is a public company.
     James Li has been the President and Chief Operating Officer and a director of our company since November 2005. Mr. Li was a co-founder of Syntax and served as its Chief Executive Officer from July 1, 2003 until Syntax’s merger with us in November 2005. Before joining Syntax, Mr. Li was the Director of OEM/ODM Business and Executive Assistant to the Chairman and CEO from December 1998 to February 2003 at Elitegroup Computer Systems, a leading manufacturer of computer motherboards. From January 1997 to December 1998, he was General Manager at Chenbro America, Inc., a computer chassis manufacturer. From December 1989 to July 1996, he was the Senior Business Manager in the Global Procurement Office at Gateway Computer, a manufacturer of home and personal computers. He received his Bachelor’s degree in English and international business from Christ’s College, Taiwan, and a Bachelor of Arts degree from Northwestern College.
     Wayne A. Pratt has been Executive Vice President, Chief Financial Officer, Secretary, and Treasurer of our company since our formation. Mr. Pratt served as Senior Vice President and Chief Financial Officer of Limelight Networks, LLC, a provider of outsourced e-business infrastructure and IP delivery services, from April 2002 until joining our company in April 2003. Mr. Pratt was Senior Vice President and Chief Financial Officer of Axient Communications, Inc., a venture capital-backed telecommunications company, from February 2000 until January 2001; Senior Vice President-Operations of Verde Capital Partners, LLC, a venture capital firm, from November 1999 until January 2000; Senior Vice President and Chief Financial Officer for Frontier Global Center, Inc., a web hosting company, from March 1998 until November 1999; Senior Vice President and Chief Financial Officer for Global Center, Inc., a web hosting company, from January 1997 until its acquisition by Frontier Global Center, Inc. in February 1998; and Vice President and Chief Financial Officer of Primenet Services for the Internet, Inc., a nationwide ISP, from December 1995 until its acquisition by Global Center, Inc. in January 1997. Mr. Pratt was Director of Financial Reporting for Swift Transportation Co., Inc., a national publicly owned trucking company, from August 1994 until December 1995. From July 1986 until August 1994, Mr. Pratt held various positions with KPMG LLP, most recently as a Senior Manager. In July 2001, Axient Communications, Inc. filed a voluntary petition for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code.
     Thomas Chow has been Chief Procurement Officer and a director of our company since November 2005. Mr. Chow served as Syntax’s Chief Financial Officer from May 1, 2004 until Syntax’s merger with us in November 2005. In October 1994, he co-founded Lasertech Computer Distributor, Inc., a distributor of computer equipment and formerly a wholly owned subsidiary of Syntax, and served as its Chief Operating Officer until 2004. In 1996, he co-founded Warpspeed, a manufacturer of graphic display adapters. From 1990 to 1996, he was President of the QDI Group, a manufacturer of personal computer motherboards and graphic display cards, and a wholly owned subsidiary of Legend Holding Group, Hong Kong. From 1989 to 1990, Mr. Chow was Sales Manager for Legend Holding Group, the largest personal computer manufacturing company in China. Mr. Chow graduated with first class BSC honors in microelectronic and microprocessor technology at Newcastle University (United Kingdom).
     Michael Chan has been the Executive Vice President — Operations of our company since November 2005. Mr. Chan served as Syntax’s Chief Operating Officer from May 1, 2004 until Syntax’s merger with us in November 2005. From June 2000 to April 2004, Mr. Chan was Vice President of Lasertech Computer Distributor, Inc., a distributor of computer equipment and formerly a wholly owned subsidiary of Syntax, with responsibility for sales and marketing. He co-founded NCX Corp., a wholesaler of computer peripherals, and served as its Chief Executive Officer from July 1997 to May 2000. From 1994 to 1997, he served as Chief Operating Officer of Shinho Technology and Communication, Inc., a manufacturer of monitors. Mr. Chan was financial controller at Infiniti Manufacturing and Microstar Computer, a system integrator and wholesaler of personal computer components, from 1992 to 1994. Mr. Chan graduated from the University of Southern California, with honors, with a Bachelor of Science degree in accounting and finance.
     Robert L. Melcher has been Chief Technology Officer of our company since our formation. Dr. Melcher served as the Chief Technology Officer of TFS from October 1999 until our spin-off from TFS. Prior to joining TFS, Dr. Melcher was employed at IBM in a variety of management positions since 1970. He served as the Program Leader for Projection Displays from 1993 to 1999 and as Director of the Physical Sciences Department from 1990 to 1993.
Item 1A. Risk Factors
     You should carefully consider the following risk factors in addition to those discussed elsewhere in this prospectus in evaluating our company and our business.
We have never achieved profitability on an annual basis.
     We have never achieved profitability on an annual basis. We incurred net losses of $605,000 in fiscal 2004, $17,000 in fiscal 2005, and $18.9 million in fiscal 2006. We cannot assure you that we will ever achieve or maintain profitability. At June 30, 2006, we had an accumulated deficit of approximately $19.7 million.
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
     To support our operations, we will be required to attain and maintain profitability through a combination of increased revenue or lower expenses or to raise additional funds. There can be no assurance that we will be able to become profitable or to raise additional funds on satisfactory terms. We had approximately $7.4 million of cash at June 30, 2006, and we are continuing to incur losses.
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
       We had two customers that accounted for $32.5 million, or 16.8%, and $25.3 million, or 13.1%, respectively, of our net sales in the fiscal year ended June 30, 2006.
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
     We depend on AU Optronics, Chi Mei Optoelectronic, LG Phillips, and Samsung for LCD panels and on Kolin for the electronic components and subassemblies for our LCD HDTV products. We depend on Shanghai-based Semiconductor Manufacturing International Corporation, or SMIC, for the fabrication of silicon wafers; Taiwan-based United Microelectronics Corporation, or UMC, for ASICs; Pixelworks, Silicon Optics, ATI, and Zoran for video processing integrated circuits; Toppan for screens; and various Asian suppliers for printed circuit board assembly and remote controls for our HDTV products. We also depend on UMC for the fabrication of silicon wafers and ASICs for our near-to-eye microdisplay products. We do not have long-term contracts with any of these suppliers. As a result, none of them is obligated to supply us for any specific period, in any specific quantity, or at any specific price, except as provided in purchase orders from time to time. The termination of our arrangements with any of these suppliers, or their inability or unwillingness to provide us with the necessary amount or quality of supplies on a timely basis, would adversely affect our ability to manufacture and ship our products until alternative sources of supply could be arranged. We may not be able to secure alternative arrangements.
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
     Our future operating results will depend to a significant extent on our ability to provide new products that compare favorably on the basis of time to introduction, cost, and performance with the products of competitive suppliers and evolving technologies. Our success in attracting new customers and developing new business depends on various factors, including the following:
•	innovative development of new products;

•	efficient, timely, and cost-effective manufacture of our products;

•	the acceptance of our technology; and

•	utilization of advances in technology.
     Our future success depends on our ability to address the rapidly changing needs of our customers by developing, acquiring, and introducing new products and product updates on a timely basis. We must also extend the operation of our products to new formats and keep pace with technological developments and emerging industry standards. We intend to commit substantial resources to developing new products, product features, and technological advances in the HDTV market. This market is relatively new, and industry standards for the HDTV market are evolving and changing. If the HDTV market does not develop as anticipated, or if demand for our products and services in this market does not materialize or occurs more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.
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
     Our operations in foreign countries expose us to a variety of risks. Most of our contract manufacturers and assemblers are located abroad, and we and our contract manufacturers and assemblers purchase certain materials from international sources. Purchasing supplies and manufacturing and selling products internationally expose us to various economic, political, and other risks, including the following:
•	difficulties in staffing, managing, and operating an international operation;

•	the burdens and costs of compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	imposition of governmental controls, including trade and employment restrictions and restrictions on currency conversion or the transfer of funds;

•	transportation delays or interruptions and other effects of less developed infrastructures;

•	fluctuations in foreign currency exchange rates and difficulties in hedging foreign currency transaction exposures;

•	economic instability, such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for consumer electronic products or which could make our products more expensive in those countries;

•	employment and severance issues, including possible employee turnover or labor unrest;

•	overlap of tax issues;

•	tariffs and duties;

•	potential loss of proprietary information as a result of piracy, misappropriation, or laws that may be less protective of our intellectual property rights;

•	limitations on future growth or inability to maintain current levels of revenue from international operations if we do not invest sufficiently in our international operations;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	seasonal reductions in business activity in the summer months in Asia and in other periods in other countries;

•	costs and delays associated with developing our products in multiple languages; and

•	political unrest, war, or terrorism in areas in which we do business.
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
     You should not rely on the results of prior periods as an indication of our future performance. Our operating expense levels are based, in significant part, on our expectations of future revenue. If we have a shortfall in revenue or orders in any given quarter, we may not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenue or orders could have an immediate adverse effect on our operating results for that quarter. In addition, we may experience high operating expenses, and our operating results may fall below the expectations of investors, if we fail to manage our business effectively.
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
     We do not sell our LCoS microdisplay products to end users. Instead, we design and develop LCoS microdisplay products that our OEM customers incorporate into their products. As a result, our success depends on the ability of our OEM customers to sell their products. Any significant slowdown in the demand for our customers’ products would adversely affect our business.
     Because our success in the LCoS microdisplay business depends on the widespread market acceptance of our customers’ products, we must establish relationships for our microdisplay products with OEMs in industries that have significant growth potential. Our failure to establish relationships with OEMs in those high-growth markets would reduce our revenue potential.
     Our dependence on the success of the products of our OEM customers exposes us to a variety of risks, including the following:
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
     Our failure to address these risks would adversely affect our results of operations.
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

     In addition, we make significant decisions, including production schedules, component procurement commitments, facility requirements, personnel needs, and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for our products reduce our ability to estimate accurately the future requirements of those customers. Our operating results may be materially and adversely affected as a result of the failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross margins and operating results.
     On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. Although we have had a net increase in our manufacturing capacity over the past few years, we may not have sufficient capacity at any given time to meet all of our customers’ demands or to meet the requirements of a specific project.
We have encountered delays in the procurement and production of light engines, and additional delays would harm our ability to manufacture LCoS HDTVs.
     In 2004, we utilized a third-party supplier to manufacture the light engines used to project the image in our LCoS HDTVs. Due to quality and delivery schedule concerns, we began producing our own light engines rather than rely on our prior supplier. The production of light engines involves complex engineering issues that we must successfully address. In April 2006, we entered into a strategic relationship with China South Industries Group Corporation which resulted in a joint venture company called Sino-Brillian Display Technology Corporation to assemble and sell our light engines initially in China and eventually the rest of the world. If we are unable to produce light engines in sufficient quantities, or our joint venture in China is not successful, our ability to manufacture LCoS HDTVs would be harmed.
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
     Our experience in acquiring other businesses and technologies is limited. Potential acquisitions also involve numerous risks, including the following:
•	problems integrating the purchased operations, technologies, products, or services with our own;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	potential loss of key employees and customers of purchased organizations;

•	increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act; and

•	risk of impairment charges related to potential write-downs of acquired assets in future acquisitions.
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
     The integration of our business with the business of Syntax will be complex, time-consuming, and expensive and may disrupt the combined business. We will need to overcome significant challenges in order to realize any benefits or synergies from the merger. These challenges include the timely, efficient, and successful execution of a number of post-merger events, including the following:
•	integrating the business, operations, and technologies of the two companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of each company and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners;

•	creating uniform standards, controls, procedures, policies, and information systems; and

•	the challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs.

     The inability to manage successfully the substantially larger and internationally diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock. The execution of these post-merger events will involve considerable risks and may not be successful. These risks include the following:
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
     If the benefits of the merger are not achieved, our financial results could be adversely affected. In accordance with generally accepted accounting principles, we are accounting for the merger using the purchase method of accounting. For accounting purposes, Syntax is considered the acquiring company. As a result, we allocated the total purchase price to our net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and recorded the excess of the purchase price over those fair values as goodwill. We will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the merger, which is expected to be approximately $1.3 million on an annual basis. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired; we may be required to incur material charges relating to the impairment of those assets.
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
     In addition, stocks of technology companies have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to those companies’ operating performance. Public announcements by technology companies concerning, among other things, their performance, accounting practices, or legal problems could cause the market price of our common stock to decline regardless of our actual operating performance.
We are subject to governmental regulations.
     Like all businesses, our operations are subject to certain federal, state, and local regulatory requirements relating to the environment, waste management, health, and safety matters. We could become subject to liabilities as a result of a failure to comply with applicable laws and incur substantial costs from complying with existing, new, modified, or more stringent requirements. In addition, our past, current, or future operations may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management, or health and safety concerns.
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
     Our effective tax rate could be adversely affected by various factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings. Our effective tax rate is also influenced by the tax effects of purchase accounting for acquisitions, non-recurring charges, and tax assessments against acquired entities with respect to tax periods prior to the acquisition. These matters may cause fluctuations between reporting periods in which the acquisition, assessment, or settlement takes place.
Changes to current accounting principles could have a significant effect on our reported financial results or the way in which we conduct our business.
     We prepare our financial statements in conformity with accounting principles generally accepted in the United States, which are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC, the Public Company Accounting Oversight Board, and various other bodies formed to interpret and create appropriate accounting principles. A change in these principles could have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may in the future be affected by changes in the accounting principles include the following:
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
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     We occupy approximately 55,780 square feet in a facility in Tempe, Arizona, which houses our corporate headquarters, our manufacturing operations, and our principal research, development, and engineering activities. We lease this facility under an agreement that extends through December 16, 2009. We occupy a facility located in City of Industry, California consisting of approximately 100,000 square feet of office, warehouse, and distribution space under a lease expiring in April 2008. Kolin maintains a small liaison office in this facility and reimburses us for 10% of our total occupancy expense. We also lease space at a facility in Boulder, Colorado, where we conduct sales, marketing, and research and development activities. We believe our existing facilities will be sufficient for our needs for at least the next 12 months.
Item 3. Legal Proceedings
     United States Customs and Border Protection, or Customs has issued increased duty bills against us in excess of $3.6 million stemming from a dispute with Customs regarding the tariff classification of imported multipurpose monitors under the rules of tariff construction. We believe Customs has improperly classified and valued the merchandise imported by us. Accordingly, we have filed detailed protests seeking to have the duty bills cancelled. We believe the claims are without merit and intend to vigorously defend our position regarding this matter. While we cannot predict the outcome of the matter, Kolin has affirmed in writing its agreement to indemnify us for all costs of delivery, including any additional duty that may be deemed due and payable by Customs, and we do not anticipate that the result will have any material effect on our business.
     On June 6, 2005, Kolin, our principal source of LCD television products and components, received a notice from Sony Corporation asserting two alleged patent infringements. We are assisting Kolin in evaluating the assertions made as well as the potential impact, if any, on our business. Based upon information received to date, we do not believe that these assertions will have a material impact on our consolidated financial condition or results of operations and cash flows.
     From time to time, we are involved in other legal proceedings incidental to our business. We currently are not, however, involved in any legal proceeding that we believe would have any material adverse effect on our business, financial condition, or statement of operations, or statement of cash flows.
Item 4. Submission of Matters to a Vote of Security Holders.
          Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock has been traded on the Nasdaq Global Market (formerly on the Nasdaq National Market) under the symbol “BRLC” since September 16, 2003. The following table sets forth the high and low sale prices of our common stock for each calendar quarter indicated as reported on the Nasdaq National Market.

	High	Low
2004
First quarter	$12.40	$7.41
Second quarter	$11.55	$7.25
Third quarter	$9.10	$3.88
Fourth quarter	$4.59	$1.49

2005
First quarter	$3.57	$1.69
Second quarter	$3.20	$1.12
Third quarter	$3.86	$2.37
Fourth quarter	$7.21	$3.02

2006
First quarter	$5.75	$3.35
Second quarter	$4.50	$2.02
Third quarter (through September 8, 2006)	$4.50	$2.20
     On September 8, 2006, the last reported sale price of our common stock was $4.50 per share. On September 8, 2006, there were 497 record holders of our common stock.
Dividends
          We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends on our preferred stock. Payments of any cash dividends on our common stock in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.
          We may not pay dividends on our common stock until we have paid all dividends owed on our outstanding redeemable convertible preferred stock. We pay cumulative dividends equal to $0.30 per share on our redeemable convertible preferred stock, as further described in Note P to our consolidated financial statements included in this report.

Equity Compensation Plan Information
          The following table sets forth information with respect to our common stock that may be issued from both stockholder approved and unapproved plans upon delivery of shares for restricted stock units, exercise of outstanding stock options, the weighted average exercise price of outstanding stock options, and the number of securities available for future issuance under our various equity compensation plans.

(c)
	(a)		Number of Securities
	Number of	(b)	Remaining Available
	Securities to	Weighted-	for Future Issuance
	be Issued	Average	Under Share-Based
	Upon	Exercise	Compensation Plans
	Exercise of	Price of	[Excluding Securities
	Outstanding	Outstanding	Reflected in Column
Plan Category	Options	Options	(a)]
Share-Based Compensation Plans Approved by Stockholders	3,047,733	$4.17	2,048,454

Share-Based Compensation Plans Not Approved By Stockholders (1)	—	—	—

Total	3,047,733	$4.17	2,048,454

Item 6. Selected Financial Data
     The following table contains selected financial information and is supplemented by the more detailed financial statements and notes thereto included elsewhere in this report. The statement of operations data for the fiscal years ended June 30, 2006, 2005, and 2004, and the balance sheet data as of June 30, 2006 and 2005 have been derived from our financial statements, which have been audited by Grobstein, Horwath & Company LLP, independent registered public accounting firm, and are included elsewhere in this report. The statement of operations data for the fiscal year ended June 30, 2003 and the balance sheet data as of June 30, 2003 have been derived from our financial statements, which have been audited by Grobstein, Horwath & Company LLP, independent registered public accounting firm, but are not included elsewhere in this report.

	Years Ended June 30,
	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$192,990	$82,586	$30,616	$2,428

Costs and expenses:
Cost of sales	169,096	71,825	28,351	2,690
Selling, distribution, and marketing	8,320	2,801	842	6
General and administrative	18,123	7,616	2,167	103
Research and development	4,416	-0-	-0-	-0-

Operating income (loss)	(6,965)	344	(744)	(371)
Income tax expense (benefit)	—	78	(357)	(152)

Net loss	$(18,879)	$(17)	$(605)	$(235)

Loss per share	$(0.46)	$(0.00)	$(0.02)	$(0.01)

	June 30,
	2006	2005	2004	2003
		(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,375	$1,804	$769	$297
Total assets	$127,656	$37,634	$14,038	$5,045
Total stockholders’ equity	$64,802	$8,234	$585	$98
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A. Risk Factors.
Overview
     We are a leading designer, developer, and distributor of high-definition televisions, or HDTVs, in liquid crystal display, or LCD, and liquid crystal on silicon, or LCoS, formats. Our LCD and our popular priced LCoS HDTVs, under our Olevia brand name, and our premium large-screen, rear-projection HDTVs, utilizing our proprietary LCoS microdisplay technology, are sold to high-end audio/video manufacturers, distributors of high-end consumer electronics products, and consumer electronics retailers. Our price-conscious Olevia product lines include flat panel

LCD models in diagonal sizes from 20 inches to 42 inches and our 65-inch Gen II LCoS Rear Projection HDTV designed for the high-volume home entertainment market; our price-performance, full feature Olevia product line includes 42-inch and 47-inch high-end HDTVs for the home entertainment and home theater markets; and our Gen II LCoS rear projection 65-inch HDTV addresses the premium audio/video market. We have established a virtual manufacturing model utilizing Asian sourced components and third-party contract manufacturers and assemblers located in close proximity to our customers to assemble our HDTVs. We also offer a broad line of LCoS microdisplay products and subsystems, including LCoS imagers, that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.
     Net Sales. Our sales result primarily from the sale of LCD and LCoS HDTVs. We also sell microdisplays for near-to-eye and projection devices to OEM customers.
     Cost of Sales. Our gross margins for our LCD and LCoS products are influenced by various factors, including manufacturing efficiencies, yields, and absorption issues, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. To date, our manufacturing capacity for LCoS imagers has exceeded our manufacturing volume, resulting in the inability to fully absorb the cost of our manufacturing infrastructure. LCoS imager margins will not improve until we run higher volumes.
     Selling, Distribution, and Marketing Expense. Selling, Distribution, and Marketing Expense consists of salaries, commissions, and benefits to sales and marketing personnel, co-op advertising allowances to our customers, advertising, warehouse costs, and shipping costs.
     General and Administrative Expense. General and administrative expense consists principally of salaries and benefits to administrative personnel; insurance expense, legal fees, audit and accounting fees, and facilities costs.
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to sales allowances, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including price markdowns, promotions, other volume-based incentives, and expected returns. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require us to estimate, based on industry experience, the number of customers that will actually redeem the incentive. We also record estimated reductions to revenue for end-user rebate programs, returns, and costs related to warranty services in excess of reimbursements from our principal manufacturer.
     We have limited operating history upon which to base the estimates for the customer and distributor programs discussed above. Additionally, over the past two fiscal years, there have been significant changes in our distribution channels, product mix, market recognition of our Olevia brand, and rapid price declines. As a result of these rapidly changing factors, the costs of such programs have fluctuated significantly on a quarterly basis as a percentage of gross revenue from 9.1% to 20.1%.
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
     We write down inventories for estimated obsolescence to estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.
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
     We review long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.
     On July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the company to recognize expense related to the estimated fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAF 123”). Stock-based compensation expense for all stock-based awards granted subsequent to July 1, 2005, was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. We recognize the stock-based compensation expense ratably over the requisite service periods, which is generally the option vesting term of twelve to fifty months. All stock options have a term of 10 years. Stock-based compensation expense for the year ended June 30, 2006 was $ 4.4 million.
     We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss carry-forwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized, a valuation allowance is established if necessary.

     We typically warrant our products against defects in material and workmanship for a period of one year from purchase with on-site service provided for certain of our products. As of June 30, 2006, we had entered into an agreement with Kolin for reimbursement of the cost of our warranty expenses for units sold. We recognize those reimbursements from Kolin first as a reduction to the third-party warranty costs, with the excess reimbursement amortized over a 12-month period and applied as a credit to cost of sales for units which have shipped to customers. We record reimbursements received from Kolin for units that have not been shipped to customers as deferred warranty revenue.
     We account for our investments in which we have less than a 20% ownership interest at cost and periodically review such investments for impairment. We account for our investments in which we have a greater than 20% but less than 50% ownership interest and for which we do not have the ability to exercise control under the equity method.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements.

	Years Ended June 30,
	2006	2005	2004
Net sales	100%	100%	100%

Costs and expenses:
Cost of sales	87.6	87.0	92.6
Selling, distribution, and marketing	4.3	3.4	2.8
General and administrative	9.4	9.2	7.1
Research and development	2.3	—	—

Total costs and expenses	103.6	99.6	102.5

Operating income (loss)	(3.6)	.4	(2.5)
Income (loss) before income taxes	(9.8)%	0%	(3.1)%

        Year ended June 30, 2006 compared with year ended June 30, 2005
     Net Sales. Net sales were $193.0 million in fiscal 2006 compared with $82.6 million in fiscal 2005. Net sales in fiscal 2006 consisted of LCD television sales of $191.2 million and LCoS sales of $1.8 million. All sales in fiscal 2005 were LCD television sales. The increase in LCD television revenue was a result of increased unit shipments. During the fiscal year ended June 30, 2006, we shipped approximately 304,000 units compared with 120,000 in fiscal 2005. The merger with Syntax Groups Corporation, which we refer to as the Merger, was completed on November 30, 2005 and, therefore, the LCoS revenue was only included from December 1, 2005 onward.
     Average selling prices for LCD televisions decreased 8.6% to $627 per unit in fiscal 2006 from $686 per unit in fiscal 2005. The weighted average screen size of units sold in fiscal 2006 increased to 27.74 inches from 25.4 inches in fiscal 2005. The average selling price per diagonal inch of screen size decreased 16% to $22.61 per inch in fiscal 2006 from $27.00 per inch in fiscal 2006.
     Cost of Sales. Total cost of sales was $169.1 million, or 87.6% of net sales, in fiscal 2006 compared with $71.8 million, or 87.0% of net sales, in fiscal 2005.
     Cost of LCD television sales was $160.0 million, or 83.7% of LCD television sales, in fiscal 2006 compared with $71.8 million, or 87% of LCD television sales, in fiscal 2005. The increase in LCD television gross margins was a result of higher selling volumes and increased brand awareness and dramatic cost reductions in the components used to assemble LCD televisions, including LCD panels. Cost of sales per unit decreased 12.1% to $524 in fiscal 2006 from $596 in fiscal 2005. Cost of sales per diagonal inch of screen size decreased 19.5% to $18.90 in fiscal 2006 from $23.48 in fiscal 2005. Cost of sales for the fiscal years ended June 30, 2006 and 2005 includes purchases from Kolin, net of rebates, totaling $125.3 million and $55.9 million, respectively.
     Cost of LCoS net sales was $9.1 million, or 503% of LCoS sales, in fiscal 2006. Cost of LCoS net sales was included from December 1, 2005 onward as the Merger closed on November 30, 2005. There were no LCoS sales in fiscal 2005. The large negative gross margin in the period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure. A significant portion of our manufacturing costs are fixed in nature and consist of items, such as utilities, depreciation, and amortization. The amounts of these costs do not vary period to period based on the number of units produced nor can the amounts of these costs be adjusted in the short term. Therefore, in periods of lower production volume, these fixed costs are absorbed by a lower number of units, thus increasing the cost per unit. As a result, we expect it will be difficult to attain significant improvements in gross margins until we can operate at higher production volumes.
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
     In March 2004, we entered into three additional agreements with Kolin that provide for rebates to us on purchases from Kolin. Under these agreements, we receive a rebate equal to 3.0% of purchases for providing technical know how to Kolin, 2.5% for market development funds, and volume incentive rebates up to 2.75% of purchases. These rebates are issued monthly based upon units shipped from Kolin to us. In accordance with the Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” we record these rebates as a reduction to the price of the products purchased upon receipt of the products and allocate such rebates to inventory and cost of sales accordingly. Rebates granted by Kolin applicable to goods in transit are recorded as amounts outstanding to Kolin until such goods are received.
     On September 8, 2004, we entered into a five-year exclusive Distribution Agreement with Kolin, which grants us the exclusive right to market and distribute products under the Kolin brand throughout North America.
     For the years ended June 30, 2006 and 2005, Kolin agreed to grant us rebates for price protection of $61.0 million and $27.9 million, representing 27.2% and 25.4% of actual purchases from Kolin, respectively, which were credited to cost of sales in the period received as these price protection grants related to inventory purchased from Kolin that had been sold to our customers during the respective periods. As of June 30, 2006, the amount of the reduction in the value of inventory purchased from Kolin and the corresponding reduction in the accounts payable balance due to Kolin was $2.1 million.
     As of June 30, 2004, we had entered into an agreement with Kolin for reimbursement of warranty costs for units we sold. Through December 2004, we had retained an independent third party to provide on-site service to consumers that purchase our LCD television products. The cost to us for this service was $10 per unit shipped. Since January 2005, we have provided on-site service to consumers for warranty claims through a different third party, which is billed to us on a case-by-case basis. Kolin has agreed to reimburse us varying amounts ranging from $10 to $100 per unit to cover the cost of these warranty expenses as well as our costs in administering the program and servicing units that cannot be serviced by the warranty providers. Kolin provides these per unit reimbursements at the time they ship products to us. We record these reimbursements from Kolin first as a reduction to the third-party warranty costs, with the excess reimbursement amortized over a 12-month period and applied as a credit to cost of sales for units which have shipped to customers. We record reimbursements received from Kolin for units which have not been shipped to customers as deferred warranty revenue.
     As of June 30, 2006, deferred warranty revenue was $4.6 million. Recognized warranty reimbursements, which are recorded as a reduction in cost of sales, totaled $4.8 million and $1.1 million for the fiscal years ended June 30, 2006 and 2005, respectively.
     Between May 2005 and September 2005, we purchased tuners and AV module components used in the assembly of LCD TV products from the Riking Group, a Hong Kong-based exporter and a related party. For the fiscal year ended June 30, 2006, purchases from Riking totaled $885,000.
     Selling, Distribution, and Marketing Expense. Selling, distribution, and marketing expenses totaled $8.3 million, or 4.3% of net sales, in the fiscal year ended June 30, 2006 compared with $2.8 million, or 3.4% of net sales, in the previous fiscal year. The increase in selling, distribution, and marketing expenses for the year was primarily related to increased advertising expenses and other marketing costs necessary to develop our distribution channel and additional personnel costs resulting from the Merger. Advertising expense was $5.3 million and $1.7 million for the fiscal years ended June 30, 2006 and 2005, respectively.
     General and Administrative Expense. General and administrative expense totaled $18.1 million in fiscal 2006, compared with $7.6 million in fiscal 2005. This increase was a result of additional personnel costs resulting from the Merger, recognition of stock-based compensation expense related to the adoption of SFAS 123(R), and increased costs associated with being a public company, including directors and officers’ insurance and legal and accounting fees.
     Research and Development Expense. Research and development expense totaled $4.4 million in fiscal 2006. Research and development expense began to be incurred upon completion of the Merger on November 30, 2005. There was no such expense in the previous year.
     Interest Expense. In fiscal 2006, we recorded net interest expense of $11.9 million compared with $283,000 in fiscal 2005. In fiscal 2006, we incurred interest expense related to our credit facility with Preferred Bank totaling approximately $1.4 million, cash interest expense related to our 9% senior secured debentures of approximately $216,000, and non-cash interest expense and amortization of issuance costs related to the convertible debentures, senior secured debentures, and redeemable convertible preferred stock of approximately $10.0 million. Under generally accepted accounting principles, we are required to measure the value of the warrants issued with debentures and redeemable convertible preferred stock issued and the beneficial conversion feature of the convertible debentures and redeemable convertible preferred stock issued. The resulting values were recorded as a discount to the debentures and redeemable convertible preferred stock with a corresponding increase in additional paid-in capital. The original discount to the convertible debentures was equal to their face value of $7.5 million and the original discount to the secured debentures was $1.4 million. The original discount and beneficial conversion feature to the redeemable convertible preferred stock was $11.6 million. The discount, along with amortization of issuance costs, is being accreted to interest expense over the three-year term of the notes and the two-year term of the redeemable convertible preferred stock.
     Income Taxes. FASB SFAS No. 109, “Accounting for Income Taxes”, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including our past and projected operating results, the character and jurisdiction of such operating results, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Since completion of the Merger on November 30, 2006, we have not reached profitability. Therefore, we have established a valuation allowance of approximately $21.4 million against the deferred tax assets as of June 30, 2006. When it becomes more likely than not that the deferred tax assets will be realized, we will reduce the valuation allowance and begin to recognize the deferred tax asset as a tax benefit in our statement of operations.

     There were approximately $59.8 million and $30.4 million of federal and state net operating loss carryovers respectively as of June 30, 2006. The usage of these losses may be subject to an annual Section 382 limitation since Brillian Corporation went through an ownership change as a result of the merger with Syntax Groups Corporation. Because of continuing losses and failure to reach profitable operations, management has established reserves against deferred tax assets.
     Net Loss. Net loss was $18.9 million in fiscal 2006 compared with a net loss of $17,000 in fiscal 2005.
Year ended June 30, 2005 compared with year ended June 30, 2004
     Net Sales. Net sales were $82.6 million in fiscal 2005 compared with $30.6 million in fiscal 2004. Net sales in fiscal 2005 and 2004 consisted entirely of LCD television sales. The increase in LCD television revenue was a result of increased unit shipments. In the year ended June 30, 2005, we shipped approximately 120,000 units compared with 4,000 in fiscal 2004.
     Cost of Sales. Total cost of sales was $71.8 million, or 87.0% of net sales, in fiscal 2005 compared with $28.4 million, or 92.6% of net sales, in fiscal 2004.
     The increase in gross margins was a result of higher selling volumes and increased brand awareness. Cost of sales for the fiscal years ended June 30, 2005 and 2004 included purchases from Kolin, net of rebates, totaling $55.9 million and $1.4 million, respectively.
     For the fiscal years ended June 30, 2005 and 2004, Kolin agreed to grant us rebates for price protection of $27.9 million and $1.3 million, representing 25.4% and 13.5% of actual purchases from Kolin, respectively, which were credited to cost of sales in the period received as these price protection grants related to inventory purchased from Kolin that had been sold to our customers during the respective periods. In April 2005, we entered into an agreement whereby Kolin agreed that in no event will the amount of the price protection to be issued by Kolin to us for any calendar month be less than 18% of the amount invoiced by us to our customers for such calendar month. Accordingly, we record an 18% reduction in the value of inventory purchased from Kolin and a corresponding reduction in the accounts payable balance due to Kolin to reflect the impact of this guaranteed price protection on our balance sheet. As of June 30, 2005, the amount of the reduction in the value of inventory purchased from Kolin and the corresponding reduction in the accounts payable balance due to Kolin was $3.6 million.
     At June 30, 2005 and 2004, deferred warranty revenue was $2.0 million and $278,000, respectively. Recognized warranty reimbursements, which are recorded as a reduction in cost of sales, totaled $1.1 million and $9,000 for the fiscal years ended June 30, 2005 and 2004, respectively.
     Selling, Distribution, and Marketing Expense. Selling, distribution, and marketing expenses totaled $2.8 million, or 3.4% of net sales, in the fiscal year ended June 30, 2005 compared with $842,000, or 2.8% of net sales, in the previous fiscal year. The increase in selling, distribution, and marketing expenses for fiscal 2005 was primarily related to advertising expenses and other marketing costs necessary to develop our distribution channel. Advertising expense was $1.7 million and $513,000 for the fiscal years ended June 30, 2005 and 2004, respectively.
     General and Administrative Expense. General and administrative expense totaled $7.6 million in fiscal 2005, compared with $2.2 million in fiscal 2004. The increase was primarily related to salaries and wages, and audit, legal, and bank fees.
     Interest Expense. In fiscal 2005, we recorded net interest expense of $283,000 compared with $218,000 in fiscal 2004.

     Net Loss. Net loss was $17,000 in fiscal 2005 compared with a net loss of $605,000 in fiscal 2004.
Quarterly Results of Operations
     The following table presents unaudited consolidated statements of operations data for each of the eight quarters in the period ended June 30, 2006. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarters Ended
	2006		2005				2004
	Jun.30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(in thousands)
Net sales	$59,807	$45,671	$60,155	$27,357	$22,864	$21,255	$28,809	$9,656

Cost and expenses:
Cost of sales	52,523	41,514	53,321	21,738	20,003	17,570	25,836	8,416
Selling, distribution, and marketing	2,867	2,527	1,988	937	805	926	698	371
General and administrative	4,477	4,060	4,460	5,127	2,590	2,476	1,521	1,027
Research and development	1,853	1,936	627	—	—	—	—	—

	9,197	8,523	7,075	6,064	3,395	3,402	2,219	1,398

Operating income (loss)	(1,913)	(4,366)	(241)	(445)	(534)	283	754	(158)
Income tax benefit (expense)	—	—	(79)	79	273	(95)	(255)	(1)

Net income (loss)	$(5,498)	$(11,412)	$(1,311)	$(658)	$(382)	$143	$414	$(192)

Net income (loss) per share	$(0.11)	$(0.26)	$(0.04)	$(0.05)	$(0.01)	$0.00	$0.01	$0.00

     Because our products, particularly our HDTV products, are focused on the consumer markets, we experience seasonality in our revenue and cost of sales. Seasonal trends reflect consumers’ patterns of increasing purchases during the year-end holiday period.

Liquidity and Capital Resources
     At June 30, 2006, we had $7.4 million in cash compared with $1.8 million at June 30, 2005.
     In fiscal 2006 and 2005, we had $38.8 million and $15.6 million, respectively, in net cash outflow from operating activities. Contributing to the net outflow in fiscal 2006 were our net loss of $18.9 million, an increase in accounts receivable of $35 million, a decrease in accounts payable of $8.2 million, and a decrease in taxes payable of $1.4 million. Partially offsetting the outflow were depreciation and amortization of $2.5 million, amortization of debt and preferred stock discount and offering costs of $9.1 million, provisions for inventory reserves and doubtful accounts totaling $2.9 million, stock based compensation of $4.4 million, and increases in other current liabilities of $6.2 million. In fiscal 2005, contributing to the outflow were an increase in receivables of $11.5 million, an increase in inventories of $8.8 million, and an increase of other current assets of $1.5 million. Partially offsetting the outflow were depreciation and amortization of $186,000, provisions for inventory reserves and doubtful accounts totaling $843,000, a write-off of deferred offering costs of $415,000, and increases in accounts payable and other current liabilities of $6.3 million.
     In fiscal 2006, net cash used in investing activities totaled $9.8 million compared with net cash used in investing activities of $317,000 in fiscal 2005. In fiscal 2006, purchases of fixed assets used $6.8 million, merger costs were $2.1 million, and we made investments totaling $883,000. In fiscal 2005, net cash used for investing activities totaled $317,000; purchases of fixed assets used $817,000, which was offset by a reduction in restricted cash of $500,000.
     Net cash provided by financing activities in the fiscal year ended June 30, 2006 was $54.1 million compared with $16.9 million for the fiscal year ended June 30, 2005. Net cash provided by financing activities in fiscal 2006 consisted primarily of proceeds from bank loans of $18.8 million, net cash proceeds from issuance of our 6% redeemable convertible preferred stock of $14.6 million, and net cash proceeds from our issuance of common stock of $14.8 million. Warrant exercises, stock option exercises, and shares issued pursuant to our Employee Stock Purchase plan provided a total of $1.6 million; net transfers from Syntax Groups Corporation provided $4.2 million; and the net of issuances and repayments of notes payable and other long-term debt provided $189,000. In fiscal 2005, proceeds from bank loans provided $12 million; net transfers from Syntax Groups Corporation provided $7.3 million; and a net reduction of long-term debt and notes payable used $2.4 million.
     We incurred operating losses from our inception until the year ended June 30, 2005, when we recorded income from operations of $344,000. On November 30, 2005, we completed the merger with Brillian Corporation with Syntax Groups Corporation. In the fiscal year ended June 30, 2006, which included seven months of the operations conducted by Brillian, we incurred an operating loss of $7.0 million. We have historically funded our operating cash outflows through the use of notes payable and bank lines of credit with a borrowing base calculated as a percentage of eligible accounts receivable as explained below, and through the issuance of long-term debt, preferred stock, and common stock.
     On November 30, 2005, the merger between Syntax Groups Corporation and Brillian Corporation was completed and the combined company changed its name to Syntax-Brillian Corporation. Brillian had never been profitable. For the nine months ended September 30, 2005, Brillian recorded a net loss of $22 million. In December 2005 and January 2006, we issued 3.2 million shares of redeemable convertible preferred stock. The net proceeds of this offering were approximately $14.7 million. On January 31, 2006, we entered into an amendment to the business loan agreement with Preferred Bank described below that provides an additional $8 million of credit availability. On March 29, 2006 we sold 3 million shares of common stock to Kolin, a related party, which resulted in net proceeds of $14.8 million.
     We believe that the cash from the redeemable convertible preferred stock issuance in December 2005, the cash from the common stock issuance in March 2006, and the increased Preferred Bank credit facility will be sufficient to sustain operations at the current level for the next 12 months. However, if we continue to experience rapid revenue growth, additional capacity under accounts receivable lines of credit or other sources of financing, such as long-term debt or equity financing, will be necessary. We are currently negotiating a larger working capital credit facility that, if consummated, we believe would be sufficient to finance anticipated growth for the next 12 months. Although there can be no assurance that the required financing will be available on favorable terms, or at all, we believe that we will be able to obtain the required financing to continue to fund our business, including the anticipated growth, for at least the next 12 months. If sufficient additional financing is not available, we would need to curtail our growth rate in order to have sufficient cash to continue our operations.
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
On December 10, 2004, we entered into a Business Loan Agreement for a credit facility with Preferred Bank. The terms of this agreement, as amended, are as follows:
     (1) the aggregate facility is $28,000,000 and (2) the Borrowing Base is the lesser of $28,000,000 or the sum of 80% of the accounts approved and assigned to CIT plus 40% of eligible inventory, up to a maximum of $12,000,000, with the following limitations:
(a) $18,000,000 limitation for the issuance of letters of credit not subject to the borrowing base;
(b) $9,000,000 for trust receipts and acceptances up to 90 days subject to the borrowing base;
(c) $10,000,000 for trust receipts and general working capital for up to 60 days subject to the borrowing base;
(d) The amounts in (a) plus (b) shall not exceed $18,000,000;
(e) The amounts in (a) plus (b) plus (c) shall not exceed $28,000,000; and
(f) Interest to be charged at Preferred Bank’s prime rate (8.25% at June 30, 2006) plus .50%.
     Accounts receivable eligible to be included in the Borrowing Base include amounts assigned to CIT in accordance with the CIT Agreement. Additional requirements of this credit facility are that we maintain our primary operating accounts at Preferred Bank and that we maintain positive annual taxable net income and submit quarterly internal financial statements within 60 days of the end of each quarter and audited annual financial statements within 120 days of the end of the fiscal year.
     We did not maintain positive taxable income for the year ended June 30, 2006 and have obtained a waiver from Preferred Bank relating to this covenant.
     This business loan is personally guaranteed jointly and severally up to a maximum of $18,000,000 by the following individuals: James Ching Hua Li, our current President and Chief Operating Officer and a director; Thomas Man Kit Chow, our current Chief Procurement Officer and a director; Roger Kao, a Vice President of Kolin; and Michael Chan, our current Executive Vice President — Operations.
     In addition, Kolin agreed to provide to Preferred Bank a $10,000,000 standby letter of credit on terms acceptable to Preferred Bank from Hsinchu International Bank, the bank used by Kolin for its financing, as additional security for this facility.
     This business loan expires on October 5, 2006. Upon maturity, the entire unpaid principal balance and all unpaid accrued interest will become due and payable in full.

     In addition, at June 30, 2006, we owed Preferred Bank a short-term loan in the amount of $11.8 million which is due on January 5, 2007. Interest is charged at Preferred Bank’s prime rate (8.25% at June 30, 2006) plus .50%, and the loan is secured by a Kolin deposit account at Preferred Bank.
Aggregate Contractual Obligations and Commercial Commitments
     The following table lists our contractual commitments as of June 30, 2006 (in thousands):

		Payments due by period
		Less
		Than	1-3	4-5	More than 5
	Total	1 Year	Years	Years	Years
Long-term debt	$6,393	—	6,393	—	—
Interest payments on long-term debt	$949	494	455	—	—
Loans payable — bank	$30,800	30,800	—	—	—
Redeemable convertible preferred stock redemptions	$15,000	7,500	7,500	—	—
Redeemable convertible preferred stock dividends	$938	806	132	—	—
Facilities leases	$4,121	1,400	2,721	—	—
Purchase orders	$97,379	97,379	—	—	—
Advertising commitments	$11,760	11,760	—	—	—
Investment commitments	$530	530	—	—	—
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Impact of Recently Issued Standards
     In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS No. 156 in our fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 in our fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
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
     At June 30, 2006, we did not participate in any derivative financial instruments or other financial or commodity instruments for which fair value disclosure would be required under SFAS No. 107. We hold no investment securities that would require disclosure of market risk.
Primary Market Risk Exposures
     We are subject to market risk associated with changes in interest rates, foreign currency exchange rates, credit risks, and our equity investments, as discussed more fully below. In order to manage the volatility relating to our more significant market risks, we may enter into hedging arrangements. We do not execute transactions or hold derivative financial instruments for speculative or trading purposes. We do not anticipate any material changes in our primary market risk exposures in fiscal 2007.
     Interest Rate Risk — At June 30, 2006, we had outstanding loans from Preferred Bank of approximately $30.8 million. These loans bear interest at Preferred Bank’s prime rate (8.25% at June 30, 2006) plus .50%.
     Foreign Currency Risk — We recorded approximately $1.0 million of revenue denominated in Canadian dollars in fiscal 2006. We recorded no foreign currency exchange loss in 2006.
     Credit Risk — We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable are limited due to the nature of our customer base. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risk.
     Equity Price Risk — We hold investments in capital stock of privately held companies. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that is other-than-temporary. From inception through June 30, 2006 we have not recorded any impairment losses on strategic investments. As of June 30, 2006, our strategic investments had a carrying value of $1.3 million, and we have determined that there was no impairment in these investments at that date. We cannot assure you that our investments will have the above-mentioned results, or that we will not lose all or any part of these investments
Item 8. Financial Statements and Supplementary Data
     Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1. “Business – Executive Officers” of this report.
Item 11. Executive Compensation
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.
PART IV
Item 15. Exhibit and Financial Statement Schedules
     (a) Financial Statements and Financial Statement Schedules
          (1) Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.
          (2) See Index to Financial Statements for financial statement schedules.
     (b) Exhibits

Exhibit
Number	Exhibit

2	Master Separation and Distribution Agreement (1)

2.1	Agreement and Plan of Reorganization, dated as of July 12, 2005, by and among the Registrant, BRMC Corporation, and Syntax Groups Corporation (2)

3.1	Certificate of Incorporation of the Registrant (3)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (1)

3.3	Bylaws of the Registrant (3)

3.4	Certificate of Designation of 6% Redeemable Convertible Preferred Stock (4)

3.5	Certificate of Amendment to Certificate of Incorporation of the Registrant (5)

4.1	Specimen of Common Stock Certificate (6)

4.2	Rights Agreement between the Registrant and The Bank of New York, as Rights Agent, including Form of Right Certificate (1)

4.3
Form of Amended and Restated 7% Convertible Debenture due April 20, 2008, executed in favor of Gamma Opportunity Capital Partners LP, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, and SRG Capital LLC (7)

4.4
Form of Amended and Restated Warrant issued to Gamma Opportunity Capital Partners LP, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, and Regenmacher Holdings Ltd. (7)

4.5
Registration Rights Agreement, dated as of April 18, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Bushido Capital Master Fund LP, SRG Capital LLC, and Regenmacher Holdings Ltd. (8)

4.6
Registration Rights Agreement, dated as of July 12, 2005, by and among the Registrant, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, Gryphon Master Fund, L.P., GSSF Master Fund, L.P., and Regenmacher Holdings Ltd. (7)

4.7
Form of 4% Convertible Debenture due July 12, 2008, in favor of Enable Growth Partners, LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, Gryphon Master Fund, L.P., and GSSF Master Fund, L.P. (7)

4.8
Form of Warrant issued on July 12, 2005 to Enable Growth Partners, LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, Gryphon Master Fund, L.P., GSSF Master Fund, L.P., and Regenmacher Holdings Ltd. (7)

4.9	9% Senior Secured Debenture Due July 12, 2008, in favor of Regenmacher Holdings Ltd. (7)

4.10	Junior Secured Subordinated Note due September 16, 2008, in favor of Syntax Groups Corporation (9)

4.11	Form of Warrant to be issued to Syntax Groups Corporation in connection with the Note and Warrant Purchase Agreement forming Exhibit 10.34 (9)

4.12	Amendment No. 1 to Rights Agreement, dated as of November 8, 2005, between the Registrant and The Bank of New York, as Rights Agent (10)

4.13	Form of warrant issued in connection with the Securities Purchase Agreement forming Exhibit 10.36. (4)

Exhibit
Number	Exhibit

4.14	Registration Rights Agreement, dated as of December 29, 2005, by and among the Registrant and the purchasers named therein. (4)

4.15	Specimen of 6% Redeemable Convertible Preferred Stock Certificate (11)

4.16	Warrant issued in connection with the Securities Purchase Agreement constituting Exhibit 10.42. (12)

4.17	Registration Rights Agreement, dated as of March 29, 2006, between the Registrant and Taiwan Kolin Co. Ltd. (12)

10.1	Assignment and Assumption Agreement (1)

10.2	Intellectual Property Agreement (1)

10.3	Tax Sharing Agreement (1)

10.4	First Amended and Restated Real Property Sublease Agreement (13)

10.5	Transition Services Agreement (1)

10.6	2003 Incentive Compensation Plan (14)

10.7	Profit Sharing/401(k) Plan (1)

10.8	2003 Employee Stock Purchase Plan (15)

10.9	Form of Indemnity Agreement for directors and executive officers (3)

10.10	Amendment No. 1 to the First Amended and Restated Real Property Sublease Agreement between the Registrant and Three-Five Systems, Inc. (16)

10.11	Share Purchase Agreement dated as of December 10, 2004, by and between the Registrant and JDS Uniphase Corporation (17)

10.12	Non-Exclusive License Agreement dated as of December 10, 2004, by and between the Registrant and JDS Uniphase Corporation (17)**

10.13	Letter Agreement dated as of December 10, 2004, by and between the Registrant and JDS Uniphase Corporation (17)**

10.14	Equipment Loan Agreement dated as of December 10, 2004, by and between the Registrant and JDS Uniphase Corporation (17)**

10.15	Restricted Stock Unit Agreement dated February 2005 by and between the Registrant and Vincent F. Sollitto, Jr. (18)

10.16	Restricted Stock Unit Agreement dated February 2005 by and between the Registrant and Wayne A. Pratt (18)

10.17	Restricted Stock Unit Agreement dated February 2005 by and between the Registrant and Robert L. Melcher (18)

10.18	Second Amended and Restated Real Property Sublease Agreement (19)

10.19
Securities Purchase Agreement, dated as of April 18, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Bushido Capital Master Fund LP, and SRG Capital LLC (8)

10.20	Securities Purchase Agreement, dated as of April 18, 2005, by and between the Registrant and Regenmacher Holdings Ltd. (8)

10.21	9% Senior Secured Debenture Due April 18, 2008, in favor of Regenmacher Holdings Ltd. (8)

10.22	Security Agreement, dated as of April 18, 2008, by and between the Registrant and Regenmacher Holdings Ltd. (8)

Exhibit
Number	Exhibit

10.23	Voting and Lock-Up Agreement, dated as of July 12, 2005, by and among the Registrant, Tzu Ping Ho, Man Kit Chow, Lily Lau, Taiwan Kolin Company Limited, Lin-Li Wu, Ching Hua Li, and Michael Chan (2)

10.24
Stockholders’ Voting Agreement, dated as of July 12, 2005, by and among the Registrant, Vincent Sollitto, Wayne Pratt, Ching Hua Li, Man Kit Chow, Roger Kao, Tzu Ping Ho, Lily Lay Taiwan Kolin Company Limited, Lin-Li Wu, and Michael Chan (2)

10.25	Employment Agreement by and between the Registrant and Vincent Sollitto (2)

10.26	Employment Agreement by and between the Registrant and Wayne Pratt (2)

10.27	Employment Agreement by and between the Registrant and James Li (2)

10.28	Employment Agreement by and between the Registrant and Thomas Chow (2)

10.29	Employment Agreement by and between the Registrant and Michael Chan (2)

10.30	Employment Agreement by and between the Registrant and Robert Melcher (2)

10.31	Amendment, Extension and Waiver Agreement dated July 12, 2005, between the Registrant and Regenmacher Holdings Ltd. (7)

10.32
Agreement to Amend Debentures and Warrants dated July 12, 2005, among the Registrant, Gamma Opportunity Capital Partners LP, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, and SRG Capital LLP (7)

10.33
Securities Purchase Agreement, dated as of July 12, 2005, by and among the Registrant, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, Gryphon Master Fund, L.P., and GSSF Master Fund, L.P. (7)

10.34	Note and Warrant Purchase Agreement dated September 16, 2005, between the Registrant and Syntax Groups Corporation (9)

10.35	Security Agreement dated September 16, 2005, between the Registrant and Syntax Groups Corporation (9)

10.36	Securities Purchase Agreement, dated as of December 28, 2005, among the Registrant and the purchasers named therein (4)

10.37	Syntax Groups Corporation 2005 Stock Incentive Plan 2005 Deferred and Restricted Stock Plan (20)

10.38	Business Loan and Security Agreement dated as of September 28, 2005 among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation (11)

10.39	Change in Terms Agreement dated as of December 14, 2005 among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation (11)

10.40	Second Amendment to Business Loan and Security Agreement dated as of January 31, 2006 among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation (11)

10.41	Form of Continuing Guaranty entered into in connection with Exhibit 10.40, and schedule listing signatories (11)

10.42	Securities Purchase Agreement, dated as of March 29, 2006, between the Registrant and Taiwan Kolin Co. Ltd. (12)

21	Subsidiaries *

23.1	Consent of Grobstein, Horwath & Company LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *

32.1	Section 1350 Certification of Chief Executive Officer *

Exhibit
Number	Exhibit

32.2	Section 1350 Certification of Chief Financial Officer *

(1)	Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 4) as filed with the SEC on September 3, 2003.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005.

(3)	Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 1) as filed with the SEC on June 27, 2003.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005, as filed with the SEC on January 3, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 17, 2006, as filed with the SEC on March 21, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2005, as filed with the SEC on December 6, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 20, 2005, as filed with the SEC on April 26, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 16, 2005, as filed with the SEC on September 22, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2005, as filed with the SEC on November 10, 2005.

(11)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2005, as filed with the SEC on February 21, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 29, 2006, as filed with the SEC on April 3, 2006.

(13)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2004, as filed with the SEC on August 12, 2004.

(14)	Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-108362) as filed with the SEC on August 29, 2003.

(15)	Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-108363) as filed with the SEC on August 29, 2003.

(16)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004, as filed with the SEC on November 15, 2004.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated December 10, 2004, as filed with the SEC on September 16, 2005.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 28, 2005, as filed with the SEC on March 4, 2005.

(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 31, 2005.

(20)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-132479) as filed with the SEC on March 16, 2006.

*	Filed herewith.

**	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

syntax-brillian corporation
Date: September 13, 2006	/s/ vincent f. sollitto, jr.
Vincent F. Sollitto, Jr.
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Position	Date

/s/ Vincent F. Sollitto, Jr.	Chairman and Chief Executive Officer	September 13, 2006
Vincent F. Sollitto, Jr.	(Principal Executive Officer)

/s/ Wayne A. Pratt	Chief Financial Officer and Treasurer	September 13, 2006
Wayne A. Pratt	(Principal Accounting and Financial Officer)

/s/ James Ching Hua Li	President, Chief Operating Officer, and Director	September 13, 2006
James Ching Hua Li

/s/ Man Kit Chow	Chief Procurement Officer and Director	September 13, 2006
Man Kit Chow

/s/ Christopher C.L. Liu	Director	September 13, 2006
Christopher C.L. Liu

/s/ David P. Chavoustie	Director	September 13, 2006
David P. Chavoustie

/s/ John S. Hodgson	Director	September 13, 2006
John S. Hodgson

Director
Yasushi Chikagami

/s/ Shih-Jye Cheng	Director	September 13, 2006
Shih-Jye Cheng

/s/ Max Fang	Director	September 13, 2006
Max Fang

SYNTAX-BRILLIAN CORPORATION

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
To the Stockholders and Board of Directors
Syntax-Brillian Corporation
We have audited the accompanying consolidated balance sheets of Syntax-Brillian Corporation (the “Company”) as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syntax-Brillian Corporation as of June 30, 2006 and 2005, and the consolidated results of its operations and cash flows for each of the years in the three-year period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.
/s/ Grobstein, Horwath & Company LLP
GROBSTEIN, HORWATH & COMPANY LLP
Sherman Oaks, California
September 8, 2006

SYNTAX-BRILLIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	JUNE 30,	JUNE 30,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$7,375	$1,804
Accounts receivable and due from factor, net	50,829	15,573
Inventories, net	13,151	15,139
Deposit with Kolin (a related party)	5,067	847
Deferred income taxes, current portion	2,666	2,060
Other current assets	1,370	925

Total current assets	80,458	36,348

Property, plant and equipment, net	16,703	816
Investments	1,307	424
Intangible assets, net	20,737	—
Goodwill	6,990	—
Other assets	1,461	46

Total Assets	$127,656	$37,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Loans payable, bank	$30,800	$12,049
Notes payable	650	461
Accounts payable	3,924	9,287
Accrued rebates payable	4,043	1,382
Deferred warranty revenue	4,551	1,995
Income taxes payable	96	1,510
Other current liabilities	5,540	2,667
Current portion of redeemable convertible preferred stock	3,432	—

Total Current Liabilities	53,036	29,351

Long-term debt (net of $2,635 discount)	3,758	—
Redeemable convertible preferred stock (net of $8,137 discount)	3,432	—
Deferred income taxes	2,628	49

Stockholders’ Equity:
Common stock, $.001 par value; 120,000,000 shares authorized, 48,845,912 and 32,156,950 shares issued at June 30, 2006 and 2005, respectively	49	32
Additional paid-in capital	84,489	9,059
Accumulated deficit	(19,736)	(857)

Total stockholders’ equity	64,802	8,234

Total Liabilities and Stockholders’ Equity	$127,656	$37,634

The accompanying notes are an integral part of these consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended
	June 30,
	2006	2005	2004
Net sales	$192,990	$82,586	$30,616
Cost of sales	169,096	71,825	28,351

	23,894	10,761	2,265

Operating expenses:
Selling, distribution, and marketing	8,320	2,801	842
General and administrative	18,123	7,616	2,167
Research and development	4,416	—	—

	30,859	10,417	3,009

Operating income (loss)	(6,965)	344	(744)

Other income (expense):
Interest, net	(11,914)	(326)	(217)
Other income (expense)	—	43	—

	(11,914)	(283)	(217)

Income (loss) before income taxes:	(18,879)	61	(961)
Income tax benefit (expense)	—	(78)	356

Net loss	$(18,879)	$(17)	$(605)

Loss per common share:
Basic and diluted	$(.46)	$(0.00)	$(.02)

Weighted average number of common shares:
Basic and diluted	40,978	30,013	25,571

The accompanying notes are an integral part of these consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended June, 2006, 2005, and 2004
(in thousands, except share data)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares Issued	Stock	Capital	Deficit	Equity
Balance at June 30, 2003	19,439,056	$—	$333	$(235)	$98
Net cash transfers from Syntax Groups Corporation	—	—	668	—	668
Investment in Digimedia Corporation	—	—	424	—	424
Net loss	—	—	—	(605)	(605)

Balance at June 30, 2004	19,439,056	—	1,425	(840)	585
Issuance of common stock	12,717,894	32	7,219	—	7,251
Net loss	—	—	—	(17)	(17)

Balance at June 30, 2005	32,156,950	32	9,059	(857)	8,234
Issuance of common stock	2,153,780	2	4,200	—	4,202
Shares retained by public shareholders in reverse merger transaction	8,506,186	9	32,912	—	32,921
Conversion of debt to equity	1,631,294	2	4,052	—	4,054
Conversion of preferred shares to common shares	200,000	—	1,000	—	1,000
Shares issued in offering to Kolin, net of issuance costs	3,000,000	3	14,730	—	14,733
Discount on preferred stock issuance	—	—	11,572	—	11,572
Shares issued upon option exercises	76,703	—	150	—	150
Restricted shares issued	100,000	—	—	—	—
Stock based compensation	—	—	4,360	—	4,360
Shares issued to pay interest	75,250	—	312	—	312
Shares issued for preferred stock dividends	186,664	—	564	—	564
Shares issued pursuant to Employee Stock Purchase Plan	39,928	—	85	—	85
Shares issued upon exercise of warrants	719,157	1	1,367	—	1,368
Warrant issued for commission	—	—	126	—	126
Net loss	—	—	—	(18,879)	(18,879)

Balance at June 30, 2006	48,845,912	$49	$84,489	$(19,736)	$64,802

The accompanying notes are an integral part of these consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended June 30,
	2006	2005	2004
Cash Flows from Operating Activities:
Net loss	$(18,879)	$(17)	$(605)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,474	186	48
Provision for inventory reserves	2,876	726	704
Provision for doubtful accounts	49	117	13
Write-off of non-cash deferred offering costs	—	415	—
Amortization of debenture discount and offering costs	5,303	—	—
Amortization of convertible preferred stock discount and costs	3,781	—	—
Deferred income taxes	—	(1,429)	(430)
Stock compensation expense	4,360	—	—
Changes in assets and liabilities:
Increase in accounts receivable and due from factor	(35,028)	(11,518)	(1,951)
Decrease (increase) in inventories	3,584	(8,782)	(6,516)
Increase in other current assets	(3,975)	(1,522)	773
Decrease (increase) in other assets	69	—	—
Increase in accrued rebates payable	2,661	300	1,083
Increase in deferred warranty revenue	2,556	1,717	278
Increase (decrease) in income taxes payable	(1,414)	1,436	73
Increase (decrease) in accounts payable	(8,207)	1,396	4,557
Increase in other accrued liabilities	1,007	1,404	1,261

Net cash used in operating activities	(38,783)	(15,571)	(712)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(6,823)	(817)	(215)
Merger costs	(2,081)	—	—
Investment in joint venture	(883)	—	—
Restricted cash	—	500	(500)

Net cash used in investing activities	(9,787)	(317)	(715)
Cash Flows from Financing Activities:
Proceeds of redeemable convertible preferred stock offering	14,614	—	—
Proceeds of stock offering	14,750	—	—
Stock issued pursuant to Employee Stock Purchase Plan	85	—	—
Net proceeds from bank loans payable	18,786	12,049	—
Proceeds from issuance of long-term debt and notes payable	850	600	7,215
Repayments of long-term debt and notes payable	(661)	(2,977)	(5,984)
Net transfers from Syntax Groups Corporation	4,200	7,251	668
Warrants exercised	1,367	—	—
Stock options exercised	150	—	—

Net cash provided by financing activities	54,141	16,923	1,899

Net increase (decrease) in cash and cash equivalents	5,571	1,035	472
Cash and cash equivalents, beginning of period	1,804	769	297

Cash and cash equivalents, end of period	$7,375	$1,804	$769

Supplemental Cash Flow Information:
Cash paid for interest	$1,953	$310	$209
Cash paid for income taxes	$1,645	$70	$—
The accompanying notes are an integral part of these consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006, 2005, and 2004
Note A Organization:
     We are a leading designer, developer, and distributor of high-definition televisions, or HDTVs, in liquid crystal display, or LCD, and liquid crystal on silicon, or LCoS, formats. Our LCD HDTVs and our popular-priced LCoS HDTVs are sold under our Olevia brand name, and our premium large-screen, rear-projection HDTVs, utilizing our proprietary LCoS microdisplay technology, are sold under our brand names and the brand names of retailers, including high-end audio/video manufacturers, distributors of high-end consumer electronics products, and consumer electronics retailers. Our price-conscious Olevia product lines include flat panel LCD models in diagonal sizes from 20 inches to 42 inches and our 65-inch Gen II LCoS rear projection HDTV designed for the high-volume home entertainment market; our price-performance, full feature Olevia product line includes 42-inch and 47-inch high-end HDTVs for the home entertainment and home theater markets; and our Gen II LCoS rear projection 65-inch screen size HDTVs address the premium audio/video market. We have established a virtual manufacturing model utilizing Asian sourced components and third-party contract manufacturers and assemblers located in close proximity to our customers to assemble our HDTVs. We also offer a broad line of LCoS microdisplay products and subsystems, including LCoS imagers, which original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.
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
Note B Summary of Significant Accounting Policies:
     Basis of Presentation. The consolidated financial statements for the year ended June 30, 2006 include the financial statements of Syntax-Brillian Corporation and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The financial statements presented for the years ended June 30, 2005 and 2004 consist of the financial statements of the Home and Personal Entertainment Business of Syntax Groups Corporation. Pursuant to guidance provided by the Securities and Exchange Commission with respect to circumstances when financial statements of entities other than a registrant are required to be included in filings with the Securities and Exchange Commission, the accompanying financial statements include the business component spun-off, i.e., only those assets, liabilities, revenues, and expenses directly attributable to the company’s operations. The financial information for the years ended June 30, 2005 and 2004 herein is not necessarily indicative of what the financial position, results of operations, and cash flows would have been had we operated as a stand-alone entity during those periods.
     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate estimates and judgments, including those related to revenue, accounts receivable, inventories, property and equipment, intangibles and goodwill, income taxes, accrued rebates, and contingencies. Estimates are based on historical experience and on various other assumptions that we believe reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
     Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, due from factor, accounts payable, accrued liabilities, bank loan payable, notes payable, current portion of long term debt, long term debt, and redeemable convertible preferred stock approximate fair value.
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
     Accounts Receivable / Due from Factor. We maintain an allowance for doubtful accounts not assigned to a factor and accounts assigned to factor with recourse for estimated losses resulting from the inability of customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of a customer were to deteriorate, additional allowances could be required. The balances in the allowance for doubtful accounts were $394,000 and $160,000 at June 30, 2006 and 2005, respectively.
     Inventories. We purchase the majority of our LCD business products as finished goods ready to ship to customers. All other products are purchased in major components that require minimum assembly prior to shipment to customers. Inventories at June 30, 2006 and 2005 for the LCD business are stated at the lower of cost (moving average method) or net realizable value. Factory rebates and other allowances applicable to product purchases are treated as a reduction in product cost. The majority of our purchases for the LCOS business are major components which are stated at the lower of cost (first-in, first-out) or net realized value.
     Vendor Allowances. We currently receive two types of vendor allowances: volume rebates that are earned as a result of attaining certain purchase levels, and price protection which is earned based upon the impact of market prices on a monthly basis. We also obtain incentives for technical know how and market development that are earned as result of monthly purchase levels. All vendor allowances are accrued as earned, and those allowances received as a result of attaining certain purchase levels are accrued over the incentive period based on estimates of purchases. We record the consideration received from a vendor in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which states that consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and are recorded as a reduction of the Cost of Sales when recognized in our Statement of Operations.
     Property and Equipment. We record our machinery, equipment, and office furniture at cost and depreciate them using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements using the straight-line method over the original term of the lease or the useful life of the improvement, which ever is shorter. We depreciate our property and equipment using the following estimated useful lives:

Years
Machinery and equipment	3 — 5
Office furniture and fixtures	5
Building improvements	4
     We capitalize major additions and betterments and charge replacements, maintenance, and repairs that do not extend the useful lives of the assets to operations as incurred.
     Capitalized Software Costs. We capitalize certain costs related to the acquisition of software and amortize these costs using the straight-line method over the estimated useful life of the software, which is three years.
     Goodwill and Intangibles. We record goodwill as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Our intangible assets include trade marks, trade names, and patented technologies which were recorded at fair value on the merger date. Intangible assets are amortized using the straight-line method over the estimated useful life of the assets.
     Investments. We account for our investments in which we have less than a 20% interest at cost, and annually review such investments for impairment. We account for our investments in which we have a greater than 20% but less than 50% ownership interest and for which we do not have the ability to exercise control under the equity method.
     Impairment of Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. We recognize an impairment loss when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount.
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
     Warranties. We typically warrant our products against defects in material and workmanship for a period of one year from purchase with on site service provided for certain of our products. As of June 30, 2004, we entered into an agreement with Kolin for reimbursement of the cost of our warranty expenses for units sold. We record these reimbursements from Kolin first as a reduction to the third party warranty costs, with the excess reimbursement amortized over a 12-month period and applied as a credit to cost of sales for units which have shipped to customers. We record reimbursements received from Kolin for units which have not been shipped to customers as deferred warranty revenue (See Note C, Related Party Transactions).
     Stock-Based Compensation. On July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires us to recognize expense related to the estimated fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAF 123”). Stock-based compensation expense for all stock-based awards granted subsequent to July 1, 2005 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. We recognize the stock-based compensation expense ratably over the requisite service periods, which is generally the option vesting term of twelve to fifty months. All stock options have a term of 10 years. Stock-based compensation expense for the year ended June 30, 2006 was $4.4 million. There was no stock-based compensation in the fiscal years ended June 30, 2005 and 2004.
     Revenue Recognition. We recognize revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. We estimate the liability for sales returns based upon historical experience of return levels. We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including price markdowns, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require us to estimate based on industry experience the number of customers that will actually redeem the incentive. We also record estimated reductions to revenue for end user rebate programs, returns, and costs related to warranty services in excess of reimbursements from our principal manufacturer based on historical experience. It is at least reasonably possible that the estimates used will change within the next year.
     Shipping and Handling Costs. We include shipping and handling related to our purchases of LCD-TV products from our principal manufacturer in the purchase price; therefore, there were no such costs recorded for the years ended June 30, 2006, 2005, and 2004. We include shipping and handling costs associated with freight out to customers in cost of sales. Shipping and handling charges to customers are included in sales.
     Advertising Costs. We record advertising costs, which include cooperative advertising, media advertising and production costs, as selling, distribution and marketing expenses in the period in which the advertising first takes place. During the years ended June 30, 2006, 2005, and 2004, we incurred $5.3 million, $1.7 million, and $513,000 of advertising costs, respectively.
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

155 in our fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
     In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” that will become effective beginning July 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on our consolidated financial statement.
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
Note C Related Party Transactions:
     Our primary supplier of LCD television products and components is Taiwan Kolin Co., Ltd. (“Kolin”). Kolin and its subsidiary own approximately 12.5% of our common stock. We are currently and have historically been significantly dependent upon Kolin as a supplier of products. Although we believe we could obtain product from other sources, the loss of Kolin as a supplier could have a material impact on our financial condition and results of operations as the products that we currently purchase from Kolin may not be available on the same terms from another supplier.
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
     We agreed upon additional rebates for price protection of $61.0 million, $27.9 million, and $1.3 million representing 27.2%, 25.4%, and 13.5% of actual purchases, for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. Price protection rebates were credited to cost of sales as these rebates related to products purchased from Kolin that we had sold to our customers during the respective periods. In April 2005, we entered into an agreement with Kolin whereby Kolin agreed that in no event shall the amount of price protection to be issued to us for any calendar month be less than 18% of the amount invoiced by us to our customers for such month. Accordingly, we record this 18% guaranteed price protection as a reduction in the value of inventory purchased from Kolin and a corresponding reduction in the accounts payable balance to Kolin. As of June 30, 2006, the amount of reduction in the value of inventory purchased from Kolin and the corresponding reduction in accounts payable to Kolin was $2.1 million.
     Kolin has agreed to reimburse us in varying amounts ranging from $10 to $100 per unit to cover the cost of warranty expenses as well as our costs in administering the warranty program and for servicing units that cannot be serviced by third-party warranty providers. Kolin provides these per unit reimbursements at the time they ship products to us. We record these reimbursements from Kolin for units that we have sold to our customers, first, as a reduction to the third-party warranty costs, with the excess reimbursement recorded as deferred warranty revenue, a current liability, and amortized as a reduction in cost of sales over the succeeding twelve-month period. We record warranty reimbursements we receive for units that we have not sold to our customers as deferred warranty revenue. As of June 30, 2006, deferred warranty revenue was $4.6 million. Recognized warranty reimbursements that were recorded as a reduction in cost of sales totaled $4.8 million and $1.1 million for the years ended June 30, 2006 and 2005.

     The following table shows the amount of our transactions with Kolin for the years ended June 30, 2004, 2005 and 2006 (in thousands):

			Balance Sheet
				Increase to	Increase to
			Increase	Deferred	Unearned
			(Decrease) to	Warranty	Trade
	Total Purchases	Cost of Sales	Inventory	Revenue	Discount
Fiscal year ended June 30, 2004
Purchases	$9,359	$3,356	$6,003	$—	—
Rebates, based on percentage of purchases:					—
Market development	(244)	(97)	(147)	—	—
Technical development	(293)	(116)	(177)	—	—
Volume incentive	(157)	(62)	(95)	—	—
Excess warranty expense reimbursements	(327)	(49)	—	(278)	—
Price protection	(1,260)	(1,260)	—	—	—
Market development funds	(1,400)	(336)	(512)	—	(552)

Balance, June 30, 2004	$5,679	1,435	$5,073	$(278)	$(552)

Year ended June 30, 2005
Purchases	$109,821	$93,303	$16,518	$—	—
Rebates, based on percentage of purchases:					—
Market development	(2,939)	(2,508)	(431)	—	—
Technical development	(3,527)	(3,010)	(517)	—	—
Volume incentive	(3,247)	(2,774)	(474)	—	—
Excess warranty expense reimbursements	(3,173)	(1,178)	—	(1,995)	—
Price protection	(27,910)	(27,910)	—	—	—
Price protection guaranteed minimum	(3,612)	—	(3,612)	—	—

Net activity, fiscal year ended June 30, 2005	65,413	55,923	11,484	(1,995)	—
Prior year balances charged to cost of sales	5,073	5,073	—	—	—

Balance, June 30, 2005	$70,486	$60,996	$11,484	$(1,995)	—

Year ended June 30, 2006

Purchases	$223,767	$210,846	$12,921	$—	—
Rebates, based on percentage of purchases:					—
Market development	(6,247)	(5,981)	(266)	—	—
Technical know how	(7,496)	(7,177)	(319)	—	—
Volume incentive	(6,872)	(6,579)	(293)	—	—
Excess warranty expense reimbursements	(7,403)	(4,847)	—	(2,556)	—
Price protection	(60,953)	(60,953)	—	—	—
Price protection guaranteed minimum	(2,144)	—	(2,144)	—	—

Net activity, fiscal year ended June 30, 2006	132,652	125,309	9,899	(2,556)	—
Prior year balances charged to cost of sales	17,203	17,203	—	—	—

Balance, June 30, 2006	$149,855	$142,512	$9,899	$(2,556)	—

     At June 30, 2006, Kolin had approximately $5.1 million in deposits for TV purchases from us.

     Beginning in May 2005 through September 2005, we purchased tuners and AV module components used in the assembly of LCD TV products from the Riking Group, a Hong Kong-based exporter and a related party. For the year ended June 30, 2006, purchases from Riking Group totaled $885,000. As of June 30, 2006, we had a note payable of $200,000 to the Riking Group.
     Riking USA, a U.S. based investment holding company, is owned by an officer of our company. At June 30, 2006, we had a note payable to Riking USA of $200,000.
Note D Accounts Receivable and Due from Factor:
     We have entered into an agreement with CIT Commercial Services (“CIT”) pursuant to which we have assigned collection of all of our existing and future accounts receivable to CIT, subject to CIT’s approval of the account. The credit risk for all accounts approved by CIT is assumed by CIT. We have agreed to pay fees to CIT of 0.06% of gross invoice amounts approved by CIT plus 0.005% for each thirty day period such invoices are outstanding, subject to a minimum fee per calendar quarter of $45,000. We have entered into a line of credit agreement with a bank which requires us to apply 60% of collections from CIT to reduce the balance of outstanding borrowings under the line. Under the agreement with CIT, accounts assigned for which CIT has assumed credit risk are referred to as “non-recourse” and accounts assigned for which CIT has not assumed credit risk are referred to as “recourse.”
     We do not assign certain of our accounts to CIT, primarily because the accounts are outside of the United States or because CIT has not approved the customer or the terms of sale to such customer or invoice terms are not within the parameters acceptable to CIT.
     Accounts receivable and due from factor consisted of the following (in thousands):

	June 30,	June 30,
	2006	2005
Due from factor, net	$17,049	$8,553
Accounts receivable not assigned to factor, net	34,097	7,180
Other receivables	77	—
Allowance for doubtful accounts	(394)	(160)

	$50,829	$15,573

     At June 30, 2006, the accounts receivable balance from one of our Asian customers totaled $27.5 million, or 81% of the outstanding balance of accounts that had not been assigned to CIT.
Note E Inventories, at net realizable value, consisted of the following (in thousands):

	June 30,	June 30,
	2006	2005
Raw materials	$2,468	$1,429
Work-in-process	425	—
Finished goods	10,258	13,710

	$13,151	$15,139

     We write down inventories for estimated obsolescence and to the lower of cost or market. These write-downs are based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory write-downs totaled $5.6 million for the year ended June 30, 2006 and $1.6 million for the year ended June 30, 2005.

Note F Property, plant, and equipment consisted of the following (in thousands):

	June 30,	June 30,
	2006	2005
Leasehold and building improvements	$1,163	$180
Machinery and equipment	11,068	550
Software	348	252
Furniture and fixtures	292	70
Equipment not yet placed in service	5,810	—

	18,681	1,052
Less accumulated depreciation	(1,978)	(236)

	$16,703	$816

Note G Investments:
     On June 30, 2004, we acquired 473,337 shares of DigiMedia Technology Co., Ltd., representing a 3.6% interest, in exchange for 141,439 shares of our common stock valued at $424,000. DigiMedia provides R&D and assembly services to Kolin, our principal supplier of LCD televisions. We collaborate with DigiMedia on product development efforts. At June 30, 2006, our ownership in DigiMedia was less than 1%.
     In March 2006, we acquired a 16% interest in Nanjing Huahai Display Technology Co., Ltd by contributing $270,000 and agreeing to contribute an additional $210,000 in August 2006 and an additional $320,000 at a date yet to be determined. Nanjing Huahai Display Technology will manufacture liquid crystal display (LCD) televisions in China. At June 30, 2006, operations had not yet commenced.
     In April 2006 we acquired a 49% interest in Sino-Brillian Display Technology Corporation by contributing equipment with a book value of $613,000. At June 30, 2006, operations had not yet commenced.
Note H Goodwill and Intangible Assets:
     On November 30, 2005, we completed our merger with Syntax Groups Corporation, a privately held California corporation (“Syntax”), whereby a wholly owned subsidiary of our company was merged with and into Syntax and Syntax became a wholly owned subsidiary of our company (the “Merger”). As consideration for the Merger, Syntax shareholders received 1.5379 shares of our common stock for each share of Syntax common stock held by them on November 30, 2005 (the “Exchange Rate”). In the aggregate, shareholders of Syntax received approximately 34.3 million shares of our common stock. The Exchange Rate was calculated so the former shareholders of Syntax owned approximately 70% of the fully diluted shares of the combined company at the closing of the Merger. Therefore, the Merger has been accounted for as a reverse merger wherein Syntax is deemed to be the acquiring entity from an accounting perspective. As such, the historical financial statements of Syntax became the historical financial statements of the combined company upon completion of the merger. The statement of operations for the year ended June 30, 2006 includes the results of operations of Brillian for the seven month period from December 1, 2005 through June 30, 2006.
     The purpose of the merger was to combine the established distribution channels, supply chain management capabilities, and LCD product line of Syntax with the strong intellectual property portfolio, research and development talent, and LCoS product line of Brillian. Because Brillian had been a publicly traded company prior to the Merger, and because its value reflected the future potential of the LCoS product line, it was valued in excess of the fair value of its assets. Therefore, the purchase price included approximately $7 million of goodwill which has been recorded in the LCoS segment of the combined company.
     The pro-forma results of operations for the years ended June 30, 2006 and 2005, as if the Merger had occurred at the beginning of each of those years, are as follows:

	Year Ended June 30,
	2006	2005
Revenue	$193,663	$85,526
Net loss	$(35,052)	$(35,138)
Net loss per share	$(0.86)	$(1.17)
     In connection with the Merger, the assets acquired and liabilities assumed from Brillian were recorded at fair value on the date of the Merger. Allocation of the initial purchase consideration was as follows (in thousands):

Fair value of Brillian Stock	$29,302
Merger related costs	4,709

Total purchase price	$34,011

Cash	$1,035
Accounts receivable	277
Inventories	4,472
Other current assets	579
Property, plant and equipment	10,805
Intangible assets	21,470
Other assets	921

Total assets acquired	39,559
Less liabilities assumed	(12,538)

Fair value of net assets acquired	27,021
Goodwill	6,990

Total purchase price	$34,011

Intangible assets at June 30, 2006 are as follows (in thousands):

	June 30,	Amortizable
	2006	Life
LCoS trade mark and trade names	$1,208	7.5 years
Brillian trade mark and trade name	148	4.0 years
Patented technology	20,114	19.0 years

	$21,470

Less accumulated amortization	(733)

	$20,737

     These intangible assets and goodwill are subject to periodic review to determine if impairment has occurred and, if so, the amount of such impairment. If we determine that impairment exists, we will be required to reduce the carrying value of the impaired asset by the amount of the impairment and to record a corresponding charge to operations in the period of impairment. There have been no impairment charges for the years ended June 30, 2006, 2005, and 2004.
          Estimated annual amortization expense through 2011 and thereafter related to intangible assets at June 30, 2006 is as follows (in thousands):

Fiscal Year
2007	$1,257
2008	1,257
2009	1,257
2010	1,232
2011	1,220
Thereafter	14,514

$20,737

Note I Loans Payable, Bank:
     As of June 30, 2006 we were party to a business loan agreement with Preferred Bank. The total amount of borrowings permitted under this agreement at June 30, 2006 was $28.0 million, subject to a borrowing base equal to 80% of eligible accounts receivable approved and assigned to CIT plus 40% of eligible inventory, up to a maximum of $12 million, with the following limitations:
(a)	$18 million limitation for the issuance of letters of credit, subject to the borrowing base;

(b)	$9 million for trust receipts and acceptances up to 90 days, subject to the borrowing base;

(c)	$10 million for trust receipts and general working capital for up to 60 days, subject to the borrowing base;

(d)	the amounts in (a) plus (b) shall not exceed $18 million;

(e)	the amounts in (a) plus (b) plus (c) shall not exceed $28 million; and

(f)	the borrowings under the facility bear interest at Preferred Bank’s prime rate (8.25% at June 30, 2006) plus 0.50%.
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
     We did not maintain positive taxable income for the year ended June 30, 2006 and have obtained a waiver from Preferred Bank with respect to this covenant.
     The business loan is personally guaranteed jointly and severally by certain of our officers and directors. In addition, Kolin has provided to Preferred Bank a $10 million standby letter of credit as additional security for this facility. This business loan expires on October 5, 2006. Upon maturity, the entire unpaid principal balance and all unpaid accrued interest shall become due and payable in full.
     In addition, at June 30, 2006, we owed Preferred Bank a short-term loan in the amount of $11.8 million which is due on January 5, 2007. Interest is charged at Preferred Bank’s prime rate (8.25% at June 30, 2006) plus .50%, and the loan is secured by a Kolin deposit account at Preferred Bank.
Note J Loss per Share:
     Loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the years ended June 30, 2006, 2005, and 2004. For periods prior to the completion of the Merger, the weighted average number of shares outstanding is based on the number of shares of Syntax Groups Corporation common stock outstanding, retroactively adjusted for the Merger exchange ratio. For the year ended June 30, 2006, the effect of approximately 3.0 million stock options was excluded from the calculation of loss per share as their effect would have been antidilutive. In addition, for year ended June 30, 2006, approximately 4.3 million warrants and approximately 4.5 million shares of stock issuable upon conversion of convertible debentures and convertible preferred stock were excluded from the calculation of loss per share as their effect would also have been antidilutive. For the years ended June 30, 2005 and 2004, there were no potentially dilutive securities outstanding.
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

	LCD	LCoS	Total
Fiscal year ended June 30, 2006
Net sales	$191,184	$1,806	$192,990
Operating income (loss)	$8,465	$(15,430)	$(6,965)
Depreciation and amortization	$454	$2,020	$2,474
Total assets	$86,691	$40,965	$127,656

Fiscal year ended June 30, 2005
Net sales	$82,586	$—	$82,586
Operating income (loss)	$344	$—	$344
Depreciation and amortization	$186	$—	$186
Total assets	$37,634	$—	$37,634

Fiscal year ended June 30, 2004
Net sales	$30,616	$—	$30,616
Operating income (loss)	$(744)	$—	$(744)
Depreciation and amortization	$48	$—	$48
Total assets	$14,038	$—	$14,038
     Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.
     We had two customers that accounted for $32.5 million, or 16.8%, and $25.3 million, or 13.1%, respectively, of our net sales in the fiscal year ended June 30, 2006. At June 30, 2006, we had two customers that accounted for $27.5 million, or 81%, and $2.7 million, or 7.9%, respectively, of our outstanding and unassigned accounts receivable. Accounts receivable that are assigned to CIT are not included herein as the credit risk for such accounts has been assumed by CIT.
     For the year ended June 30, 2005, sales to three customers accounted for approximately 20%, 17%, and 14%, respectively, of our revenue. For the year ended June 30, 2004, sales to two customers accounted for approximately 29% and 14%, respectively, of our revenue. No other customers accounted for more than 10% of our revenue during those periods.
Net sales by geographic area are determined based upon the location of the end customer. The following sets forth net sales (in thousands) for these geographic areas:

	North
	America	Asia	Europe	Total
Fiscal year ended June 30, 2006
Net sales	$156,994	$35,675	$321	$192,990

Fiscal year ended June 30, 2005
Net sales	$62,574	$20,012	$—	$82,586

Fiscal year ended June 30, 2004
Net sales	$28,795	$1,821	$—	$30,616
All of our assets are located in North America.

Note L Commitments and Contingencies:
     We are currently party to various claims. The ultimate outcome of these claims, individually and in the aggregate, is not expected to have a material adverse effect on our consolidated financial position or overall trends in results of operations. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income, financial condition, and cash flows in the period in which the ruling occurs or first becomes probable and estimable. The estimate of the potential impact from the various legal proceedings on our consolidated financial position or overall results of operations and cash flows could change in the future.
     On June 6, 2005, Kolin, our principal source of LCD television products and components, received a notice from Sony Corporation asserting two alleged patent infringements. We are assisting Kolin in evaluating the assertions made as well as the potential impact, if any, on our business. Based upon information received to date, we do not believe that these assertions will have a material impact on our consolidated financial condition or results of operations and cash flows.
     We received a notification from the U.S. Customs Service claiming approximately $3.6 million in additional import duties due for our products imported from Kolin. We intend to vigorously defend our position regarding the import classifications used for the products in question. Further, because our purchase terms from Kolin include all costs of delivery including duties, Kolin has affirmed in writing its agreement to reimburse us for any additional duty that may be deemed due and payable by the U.S. Customs Service. Accordingly, we do not believe that this claim will have a material impact on our financial condition or results of operations and cash flows.
     We made a guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. VoiceViewer is unable to meet its current obligations under the loan agreement. We and the other guarantors are making payments as they become due. We have determined that it is probable that VoiceViewer will be unable to meet its future obligations under the loan agreement. Therefore, at June 30, 2006, we had accrued $247,000, which represents our maximum remaining obligation under the guarantee. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.
      We lease an office and warehouse facility in California under an operating lease requiring aggregate minimum monthly payments of approximately $45,000. The lease agreement requires us to pay for maintenance. The lease expires in August 2008.
      We lease an office and manufacturing facility in Arizona under an operating lease requiring aggregate minimum monthly payments of approximately $70,000. The lease agreement requires us to pay for taxes and maintenance. The lease expires in December of 2009.
      We also lease office space and warehouse facilities in Arizona and Colorado on a month-to-month basis.
      As of June 30, 2006, the future minimum lease payments required under non-cancelable operating leases with remaining terms in excess of one year was as follows (in thousands):

Years Ending June 30,
2007	$1,400
2008	1,400
2009	935
2010	386

$4,121
      Total lease expense for the years ended June 30, 2006, 2005, and 2004 were $899,000, $205,000, and $133,000, respectively.
Note M Stock-Based Compensation:
     Our 2003 Incentive Compensation Plan (the “2003 Plan”) was adopted and approved on August 26, 2003. Under the 2003 Plan, an aggregate of 1,650,000 shares of common stock were originally available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock, the granting of stock appreciation rights and the granting of dividend equivalents. On the first day of each fiscal year, an additional number of shares equal to 4% of the total number of shares then outstanding is added to the number of shares that may be subject to the granting of awards. As of June 30, 2006, there were outstanding options to acquire 1,550,740 shares of our common stock under the 2003 plan. In addition, an aggregate of 100,000 shares of restricted common stock had been granted under the 2003 Plan as of June 30, 2006.
     In connection with the Merger, options that were originally granted under Syntax’s 2005 Stock Incentive 2005 Deferred Stock and Restricted Stock Plan (the “2005 Plan”), were substituted for options to purchase our common stock. We do not intend to grant any additional awards under the 2005 Plan. Under the 2005 Plan, an aggregate of 1,000,000 shares of Syntax common stock were originally available for issuance pursuant to options granted to acquire common stock and the direct granting of restricted common stock and deferred stock. At the time of the Merger, there were options to purchase 982,900 shares of Syntax common stock under the 2005 Plan that were substituted for options to purchase 1,511,604 shares of our common stock. As of June 30, 2006, there were outstanding options under the 2005 Plan to purchase 1,496,993 shares of our common stock.

     On July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the company to recognize expense related to the estimated fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAF 123”). Stock-based compensation expense for all stock-based awards granted subsequent to July 1, 2005, was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. We recognize the stock-based compensation expense ratably over the requisite service periods, which is generally the option vesting term of twelve to fifty months. All stock options have a term of 10 years. Stock-based compensation expense for the year ended June 30, 2006 was $ 4.4 million.
     The Merger has been accounted for as a reverse merger, and accordingly, the historical financial statements of Syntax became the historical financial statements of the combined company. Prior to July 1, 2005, Syntax had not granted any stock options. Therefore, there was no impact from stock-based compensation on our operating results for the year ended June 30, 2005.
     The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	Year Ended
	June 30,
	2006	2005
Expected life (in years)	5	—
Expected volatility	113%	—
Risk-free interest rate	4.04%	—
Dividend yield	N/A	—
          The per share weighted average fair values of the stock options awarded in the year ended June 30, 2006 was $ 1.70, calculated based on the fair market values of our common stock on the respective dates of grant.
     The following table summarizes information about our stock option transactions:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Outstanding at June 30, 2005	—	—
Granted	1,870,821	$2.20
Added as result of merger	1,410,091	$6.81
Exercised	76,703	$1.96
Forfeited and expired	156,476	$5.68
Outstanding at June 30, 2006	3,047,733	$4.17
Exercisable at June 30, 2006	2,437,027	$4.54

     The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
Range of	at	Remaining	Average	at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2006	Life	Price	2006	Price
$1.61 — 2.30	1,748,935	9.1	$1.99	1,308,802	$1.95
2.42 — 4.60	392,991	8.3	3.30	245,377	3.25
4.63 — 9.36	754,266	7.4	7.06	736,306	7.08
$10.20 — 67.60	151,541	7.2	17.12	146,542	17.06

	3,047,733	8.5	$4.17	2,437,027	$4.54

Note N Benefit Plans:
2003 Employee Stock Purchase Plan
     Our 2003 Employee Stock Purchase Plan was adopted by our board of directors and approved by our stockholder on August 26, 2003. An aggregate of 400,000 shares of common stock are reserved for issuance under the 2003 Employee Stock Purchase Plan. This plan consists of a series of successive offering periods, each with a maximum duration of 24 months. Six such offering periods had been completed at June 30, 2006, and a seventh offering period started on July 1, 2006:

Offering
Period	Start Date	End Date	Offering Price	Shares issued	Date Issued
1st	9/16/2003	12/31/2003	$7.14	13,502	1/2/2004
2nd	1/1/2004	6/30/2004	$6.83	21,389	7/1/2004
3rd	7/1/2004	12/31/2004	$2.93	43,903	1/3/2005
4th	1/1/2005	6/30/2005	$2.24	36,329	7/1/2005
5th	7/1/2005	12/31/2005	$2.13	39,928	1/3/2006
6th	1/1/2006	6/30/2006	$2.04	49,538	7/3/2006
401(k) Profit Sharing Plan
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

Note O Long-term Debt:
Long-term debt consisted of the following (in thousands):

	June 30,	June 30,
	2006	2005
April 2005 7% Convertible Debentures maturing April 20, 2008, convertible at $1.57 per share	$985	$—
April 2005 9% Senior Secured Debentures maturing April 20, 2008, secured by a lien on certain assets	2,000	—
July 2005 4% Convertible Debentures maturing July 12, 2008, convertible at $2.63 per share	1,300	—
July 2005 9% Senior Secured Debentures maturing July 12, 2008, secured by a lien on certain assets	2,075	—
Other long-term debt	33	—

	6,393	—

Less:
Discount and beneficial conversion feature on convertible debentures	(1,763)	—
Discount on secured debentures	(872)	—

Total	$3,758	$—

     Amortization of offering costs, debt discount, and beneficial conversion feature of approximately $5.1 million is included in interest expense for the fiscal year ended June 30, 2006. Interest on the 7% and 4% Convertible Debentures is payable, at our option, in either stock or cash. Due to the beneficial conversion feature and the value allocated to warrants issued with the convertible debt, the effective interest rate on the convertible debt is approximately 38%. Due to the value allocated to warrants issued with the secured debt, the effective interest rate on the secured debt is approximately 20%.
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
     Warrants issued in connection with the redeemable convertible preferred stock have an exercise price of $5.00 per share, exercisable 181 days from closing. Amortization of offering costs, the warrants, and beneficial conversion feature of approximately $1.6 million is included in interest expense for the year ended June 30, 2006.

     We estimated the per share value of the warrant to be $3.37 using the Black-Scholes model with the following assumptions: life of 5 years; risk free interest rate of 4%; volatility of 74%; and no dividend yield. The aggregate value of the warrants is approximately $5,386,000 and was recorded as a discount to the redeemable convertible preferred stock. A beneficial conversion feature of approximately $6,186,000 was also recorded as discount to the redeemable convertible preferred stock. Offering costs were approximately $1,250,000. The discount will be amortized using the effective method over the life of the preferred stock. For the year ended June 30, 2006, $3.9 million of amortized discount and offering costs were charged to interest expense.
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
Note Q Issuance of Common Stock and Warrants:
     On March 29, 2006, we entered into a Securities Purchase Agreement and a Common Stock Purchase Warrant agreement with Kolin. Pursuant to the Securities Purchase Agreement, we issued 3,000,000 shares of common stock and a warrant to purchase 750,000 shares of our common stock for gross proceeds of $15 million. The warrant issued in connection this private placement has an exercise price of $5.00 per share (subject to certain adjustments) and is exercisable for a term of five years, beginning on September 26, 2006. We estimated the per share value of the warrant to be $2.40 using the Black-Scholes model with the following assumptions: life of 5 years; risk free interest rate of 4.79%; volatility of 72%; and no dividend yield. The aggregate value of the warrant is approximately $1,800,000.
Note R Warrants:
     The number of shares of common stock issuable under warrants related to private placements and the respective exercise prices are summarized as follows:

		Shares of Common	Per Share
	Expiration	Stock Issuable	Exercise
Warrants relating to issuance of :	Date	Under Warrants	Price

Apr. 2005 7% Convertible Debentures	10/10/2010	743,837	$1.57
Jul. 2005 4% Convertible Debentures	01/08/2011	770,571	$2.63
Jul. 2005 9% Secured Debentures	01/08/2011	415,000	$2.63
Dec. 2005 Convertible Preferred Stock	06/27/2011	1,533,000	$5.00
Jan. 2006 Convertible Preferred Stock	07/02/2011	100,000	$5.00
Mar. 2006 Common Stock	09/26/2010	750,000	$5.00

Total Warrants Outstanding:		4,312,408

Note S Subsequent Event:
     On July 15, 2006, we entered into a joint venture agreement with various parties to form Olevia Senna do Brazil. We have agreed to contribute approximately $1.3 million as needed in return for a 19.5% ownership position in this newly formed company. Olevia Senna do Brazil was formed to assemble and market Olevia branded HDTVs in Brazil and throughout South America.
Note T Income Taxes:
     The principal reasons for the difference between the income tax benefit and the amounts computed by applying the statutory federal and state income tax rates to the loss for the years ended June 30, are as follows:

	2006	2005	2004
Federal tax at statutory rates	34%	34%	34%
State tax at statutory rates	5%	20%	5%
Meals and entertainment	—	85%	(4%)
Stock option expense	(2%)	—	—
Other	—	(9%)	—
Increase in valuation allowance	(37%)	—	—

Total	0%	130%	35%

     At June 30, deferred taxes represent the tax effect of temporary differences related to the following (in thousands):

	2006	2005
Deferred tax assets:
Inventories reserve	$3,748	$688
Inventory capitalization	158	116
Accrued expenses	487	—
Allowances and reserves	778	193
Deferred offering costs	177	177
Other	99	31
Deferred warranty	1,963	855
Depreciation and amortization	3,575	—
Net operating loss	13,040	—

	24,025	2,060
Deferred tax valuation allowance	(21,359)	—

Total	$2,666	$2,060

Deferred tax liabilities:
Depreciation and amortization	$—	$(71)
Prepaid expenses	(142)	—
Step-up basis from merger	(1,973)	—
Other	(513)	22

Total	$(2,628)	$(49)

     FASB SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including our past and projected operating results, the character and jurisdiction of such operating results, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Since completion of the Merger on November 30, 2006, we have not reached profitability. Therefore, we have established a valuation allowance of approximately $21.4 million against the deferred tax assets as of June 30, 2006. If it becomes more likely than not that the deferred tax assets will be realized, we will reduce the valuation allowance and begin to recognize the deferred tax asset.

     There were approximately $59.8 million and $30.4 million of federal and state net operating loss carryovers respectively as of June 30, 2006. The usage of these losses may be subject to an annual Section 382 limitation because Brillian Corporation went through an ownership change as a result of the merger with Syntax Groups Corporation.
Note U Selected Quarterly Financial Data (Unaudited)
     The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2006 and 2005 (in thousands):

	Quarters Ended
	2006			2005			2004
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(in thousands)

Net sales	$59,807	$45,671	$60,155	$27,357	$22,864	$21,255	$28,809	$9,656

Cost and expenses:
Cost of sales	52,523	41,514	53,321	21,738	20,003	17,570	25,836	8,416
Selling, distribution, and marketing	2,867	2,527	1,988	937	805	926	698	371
General and administrative	4,477	4,060	4,460	5,127	2,590	2,476	1,521	1,027
Research and development	1,853	1,936	627	—	—	—	—	—

	9,197	8,523	7,075	6,064	3,395	3,402	2,219	1,398

Operating income (loss)	(1,913)	(4,366)	(241)	(445)	(534)	283	754	(158)
Other income (expense)	(3,585)	(7,046)	(991)	(292)	(121)	(45)	(85)	(33)
Income tax benefit (expense)	—	—	(79)	79	273	(95)	(255)	(1)

Net income (loss)	$(5,498)	$(11,412)	$(1,311)	$(658)	$(382)	$143	$414	$(192)

Net income (loss) per share	$(0.11)	$(0.26)	$(0.04)	$(0.05)	$(0.01)	$0.00	$0.01	$0.00

SYNTAX-BRILLIAN CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended June 30, 2006, 2005, and 2004

		Increases
		(Reductions)
		Charged to	Charged to
	Balance at	Costs and	Other		Balance at
	beginning of Period	Expenses	Accounts	Write-offs	End of Period
	(in thousands)
Allowance for doubtful accounts :

Fiscal year ended 6/30/06	$160	$318	$—	$(84)	$394
Fiscal year ended 6/30/05	42	120	—	(2)	160
Fiscal year ended 6/30/04	29	13	—	—	42

Valuation allowance for deferred tax asset:
Fiscal year ended 6/30/06	$—	$—	$21,359	$—	$21,359
Fiscal year ended 6/30/05	—	—	—	—	—
Fiscal year ended 6/30/04	—	—	—	—	—

S-1

Exhibit Index

Exhibit
Number	Exhibit

2	Master Separation and Distribution Agreement (1)

2.1	Agreement and Plan of Reorganization, dated as of July 12, 2005, by and among the Registrant, BRMC Corporation, and Syntax Groups Corporation (2)

3.1	Certificate of Incorporation of the Registrant (3)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (1)

3.3	Bylaws of the Registrant (3)

3.4	Certificate of Designation of 6% Redeemable Convertible Preferred Stock (4)

3.5	Certificate of Amendment to Certificate of Incorporation of the Registrant (5)

4.1	Specimen of Common Stock Certificate (6)

4.2	Rights Agreement between the Registrant and The Bank of New York, as Rights Agent, including Form of Right Certificate (1)

4.3
Form of Amended and Restated 7% Convertible Debenture due April 20, 2008, executed in favor of Gamma Opportunity Capital Partners LP, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, and SRG Capital LLC (7)

4.4
Form of Amended and Restated Warrant issued to Gamma Opportunity Capital Partners LP, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, and Regenmacher Holdings Ltd. (7)

4.5
Registration Rights Agreement, dated as of April 18, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Bushido Capital Master Fund LP, SRG Capital LLC, and Regenmacher Holdings Ltd. (8)

4.6
Registration Rights Agreement, dated as of July 12, 2005, by and among the Registrant, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, Gryphon Master Fund, L.P., GSSF Master Fund, L.P., and Regenmacher Holdings Ltd. (7)

4.7
Form of 4% Convertible Debenture due July 12, 2008, in favor of Enable Growth Partners, LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, Gryphon Master Fund, L.P., and GSSF Master Fund, L.P. (7)

4.8
Form of Warrant issued on July 12, 2005 to Enable Growth Partners, LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, Gryphon Master Fund, L.P., GSSF Master Fund, L.P., and Regenmacher Holdings Ltd. (7)

4.9	9% Senior Secured Debenture Due July 12, 2008, in favor of Regenmacher Holdings Ltd. (7)

4.10	Junior Secured Subordinated Note due September 16, 2008, in favor of Syntax Groups Corporation (9)

4.11	Form of Warrant to be issued to Syntax Groups Corporation in connection with the Note and Warrant Purchase Agreement forming Exhibit 10.34 (9)

4.12	Amendment No. 1 to Rights Agreement, dated as of November 8, 2005, between the Registrant and The Bank of New York, as Rights Agent (10)

4.13	Form of warrant issued in connection with the Securities Purchase Agreement forming Exhibit 10.36. (4)

4.14	Registration Rights Agreement, dated as of December 29, 2005, by and among the Registrant and the purchasers named therein. (4)

4.15	Specimen of 6% Redeemable Convertible Preferred Stock Certificate (11)

4.16	Warrant issued in connection with the Securities Purchase Agreement constituting Exhibit 10.42. (12)

4.17	Registration Rights Agreement, dated as of March 29, 2006, between the Registrant and Taiwan Kolin Co. Ltd. (12)

10.1	Assignment and Assumption Agreement (1)

10.2	Intellectual Property Agreement (1)

10.3	Tax Sharing Agreement (1)

10.4	First Amended and Restated Real Property Sublease Agreement (13)

10.5	Transition Services Agreement (1)

10.6	2003 Incentive Compensation Plan (14)

10.7	Profit Sharing/401(k) Plan (1)

10.8	2003 Employee Stock Purchase Plan (15)

10.9	Form of Indemnity Agreement for directors and executive officers (3)

10.10	Amendment No. 1 to the First Amended and Restated Real Property Sublease Agreement between the Registrant and Three-Five Systems, Inc. (16)

10.11	Share Purchase Agreement dated as of December 10, 2004, by and between the Registrant and JDS Uniphase Corporation (17)

10.12	Non-Exclusive License Agreement dated as of December 10, 2004, by and between the Registrant and JDS Uniphase Corporation (17)**

10.13	Letter Agreement dated as of December 10, 2004, by and between the Registrant and JDS Uniphase Corporation (17)**

10.14	Equipment Loan Agreement dated as of December 10, 2004, by and between the Registrant and JDS Uniphase Corporation (17)**

10.15	Restricted Stock Unit Agreement dated February 2005 by and between the Registrant and Vincent F. Sollitto, Jr. (18)

10.16	Restricted Stock Unit Agreement dated February 2005 by and between the Registrant and Wayne A. Pratt (18)

10.17	Restricted Stock Unit Agreement dated February 2005 by and between the Registrant and Robert L. Melcher (18)

10.18	Second Amended and Restated Real Property Sublease Agreement (19)

10.19
Securities Purchase Agreement, dated as of April 18, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Bushido Capital Master Fund LP, and SRG Capital LLC (8)

10.20	Securities Purchase Agreement, dated as of April 18, 2005, by and between the Registrant and Regenmacher Holdings Ltd. (8)

10.21	9% Senior Secured Debenture Due April 18, 2008, in favor of Regenmacher Holdings Ltd. (8)

10.22	Security Agreement, dated as of April 18, 2008, by and between the Registrant and Regenmacher Holdings Ltd. (8)

10.23	Voting and Lock-Up Agreement, dated as of July 12, 2005, by and among the Registrant, Tzu Ping Ho, Man Kit Chow, Lily Lau, Taiwan Kolin Company Limited, Lin-Li Wu, Ching Hua Li, and Michael Chan (2)

10.24
Stockholders’ Voting Agreement, dated as of July 12, 2005, by and among the Registrant, Vincent Sollitto, Wayne Pratt, Ching Hua Li, Man Kit Chow, Roger Kao, Tzu Ping Ho, Lily Lay Taiwan Kolin Company Limited, Lin-Li Wu, and Michael Chan (2)

10.25	Employment Agreement by and between the Registrant and Vincent Sollitto (2)

10.26	Employment Agreement by and between the Registrant and Wayne Pratt (2)

10.27	Employment Agreement by and between the Registrant and James Li (2)

10.28	Employment Agreement by and between the Registrant and Thomas Chow (2)

10.29	Employment Agreement by and between the Registrant and Michael Chan (2)

10.30	Employment Agreement by and between the Registrant and Robert Melcher (2)

10.31	Amendment, Extension and Waiver Agreement dated July 12, 2005, between the Registrant and Regenmacher Holdings Ltd. (7)

10.32
Agreement to Amend Debentures and Warrants dated July 12, 2005, among the Registrant, Gamma Opportunity Capital Partners LP, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, and SRG Capital LLP (7)

10.33
Securities Purchase Agreement, dated as of July 12, 2005, by and among the Registrant, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, Gryphon Master Fund, L.P., and GSSF Master Fund, L.P. (7)

10.34	Note and Warrant Purchase Agreement dated September 16, 2005, between the Registrant and Syntax Groups Corporation (9)

10.35	Security Agreement dated September 16, 2005, between the Registrant and Syntax Groups Corporation (9)

10.36	Securities Purchase Agreement, dated as of December 28, 2005, among the Registrant and the purchasers named therein (4)

10.37	Syntax Groups Corporation 2005 Stock Incentive Plan 2005 Deferred and Restricted Stock Plan (20)

10.38	Business Loan and Security Agreement dated as of September 28, 2005 among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation (11)

10.39	Change in Terms Agreement dated as of December 14, 2005 among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation (11)

10.40	Second Amendment to Business Loan and Security Agreement dated as of January 31, 2006 among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation (11)

10.41	Form of Continuing Guaranty entered into in connection with Exhibit 10.40, and schedule listing signatories (11)

10.42	Securities Purchase Agreement, dated as of March 29, 2006, between the Registrant and Taiwan Kolin Co. Ltd. (12)

21	Subsidiaries *

23.1	Consent of Grobstein, Horwath & Company LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *

32.1	Section 1350 Certification of Chief Executive Officer *

10.23	Voting and Lock-Up Agreement, dated as of July 12, 2005, by and among the Registrant, Tzu Ping Ho, Man Kit Chow, Lily Lau, Taiwan Kolin Company Limited, Lin-Li Wu, Ching Hua Li, and Michael Chan (2)

10.24
Stockholders’ Voting Agreement, dated as of July 12, 2005, by and among the Registrant, Vincent Sollitto, Wayne Pratt, Ching Hua Li, Man Kit Chow, Roger Kao, Tzu Ping Ho, Lily Lay Taiwan Kolin Company Limited, Lin-Li Wu, and Michael Chan (2)

10.25	Employment Agreement by and between the Registrant and Vincent Sollitto (2)

10.26	Employment Agreement by and between the Registrant and Wayne Pratt (2)

10.27	Employment Agreement by and between the Registrant and James Li (2)

10.28	Employment Agreement by and between the Registrant and Thomas Chow (2)

10.29	Employment Agreement by and between the Registrant and Michael Chan (2)

10.30	Employment Agreement by and between the Registrant and Robert Melcher (2)

10.31	Amendment, Extension and Waiver Agreement dated July 12, 2005, between the Registrant and Regenmacher Holdings Ltd. (7)

10.32
Agreement to Amend Debentures and Warrants dated July 12, 2005, among the Registrant, Gamma Opportunity Capital Partners LP, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, and SRG Capital LLP (7)

10.33
Securities Purchase Agreement, dated as of July 12, 2005, by and among the Registrant, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, Gryphon Master Fund, L.P., and GSSF Master Fund, L.P. (7)

10.34	Note and Warrant Purchase Agreement dated September 16, 2005, between the Registrant and Syntax Groups Corporation (9)

10.35	Security Agreement dated September 16, 2005, between the Registrant and Syntax Groups Corporation (9)

10.36	Securities Purchase Agreement, dated as of December 28, 2005, among the Registrant and the purchasers named therein (4)

10.37	Syntax Groups Corporation 2005 Stock Incentive Plan 2005 Deferred and Restricted Stock Plan (20)

10.38	Business Loan and Security Agreement dated as of September 28, 2005 among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation (11)

10.39	Change in Terms Agreement dated as of December 14, 2005 among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation (11)

10.40	Second Amendment to Business Loan and Security Agreement dated as of January 31, 2006 among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation (11)

10.41	Form of Continuing Guaranty entered into in connection with Exhibit 10.40, and schedule listing signatories (11)

10.42	Securities Purchase Agreement, dated as of March 29, 2006, between the Registrant and Taiwan Kolin Co. Ltd. (12)

21	Subsidiaries *

23.1	Consent of Grobstein, Horwath & Company LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

(1)	Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 4) as filed with the SEC on September 3, 2003.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005.

(3)	Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 1) as filed with the SEC on June 27, 2003.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005, as filed with the SEC on January 3, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 17, 2006, as filed with the SEC on March 21, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2005, as filed with the SEC on December 6, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 20, 2005, as filed with the SEC on April 26, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 16, 2005, as filed with the SEC on September 22, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2005, as filed with the SEC on November 10, 2005.

(11)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2005, as filed with the SEC on February 21, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 29, 2006, as filed with the SEC on April 3, 2006.

(13)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2004, as filed with the SEC on August 12, 2004.

(14)	Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-108362) as filed with the SEC on August 29, 2003.

(15)	Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-108363) as filed with the SEC on August 29, 2003.

(16)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004, as filed with the SEC on November 15, 2004.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated December 10, 2004, as filed with the SEC on September 16, 2005.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 28, 2005, as filed with the SEC on March 4, 2005.

(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 31, 2005.

(20)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-132479) as filed with the SEC on March 16, 2006.

*	Filed herewith.

**	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.