Form 10-Q/A
period 2006-03-31
SYNTAX-BRILLIAN CORP
filed 2006-10-20
CIK 1232229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)
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
Par value $.001 per share

EXPLANATORY NOTE
     This Amendment No. 2 to our Quarterly Report on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, originally filed with the Securities and Exchange Commission on May 15, 2006 and amended by Amendment No. 1 filed with the Securities and Exchange Commission on May 31, 2006 (as amended, the “Original Filing”). We are filing this Amendment No. 2 to amend our disclosure in Item 1. Financial Statements — Condensed Consolidated Balance Sheets and — Notes to Condensed Consolidated Financial Statements (Unaudited), Note H. In addition, we are including certain currently dated certifications. Except as described in this Explanatory Note, no other changes have been made to the Original Filing, and this Amendment No. 2 does not amend or update any other information set forth in the Original Filing.

SYNTAX-BRILLIAN CORPORATION
QUARTERLY REPORT ON FORM 10-Q/A
FOR QUARTER ENDED MARCH 31, 2006

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	MARCH 31,	JUNE 30,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,978	$1,804
Accounts receivable and due from factor, net	37,514	15,573
Inventories, net	25,650	15,139
Deposit with Kolin (a related party)	7,976	847
Deferred income taxes, current portion	1,060	2,060
Other current assets	1,765	925

Total current assets	87,943	36,348

Property, plant and equipment, net	11,545	816
Deferred income taxes, non-current portion	1,000	—
Investments	694	424
Intangible assets, net	21,051	—
Goodwill	6,990	—
Other assets	1,821	46

Total Assets	$131,044	$37,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Loan payable, bank	$22,800	$12,049
Notes payable	850	461
Accounts payable	10,575	9,287
Accrued rebates payable	7,215	1,382
Deferred warranty revenue	4,045	1,995
Income taxes payable	96	1,510
Other current liabilities	5,698	2,667
Current portion of redeemable convertible preferred stock	1,377	—

Total Current Liabilities	52,656	29,351

Long-term debt (net of $2,972 discount)	3,388	—
Redeemable, convertible preferred stock (net of $10,125 discount)	4,498	—
Deferred income taxes	2,022	49

Stockholders’ Equity:
Common stock, $.001 par value; 120,000,000 shares authorized, 48,474,186 shares issued at March 31, 2006	48	7
Additional paid-in capital	82,669	9,084
Accumulated deficit	(14,237)	(857)

Total stockholders’ equity	68,480	8,234

Total Liabilities and Stockholders’ Equity	$131,044	$37,364

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
     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluates estimate and judgments, including those related to revenue, accounts receivable, inventories, property and equipment, income taxes, and contingencies. Estimates are based on historical experience and on various other assumptions that we believe reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates .
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
     Advertising Costs. Advertising costs, which include cooperative advertising, media advertising and production costs, are recorded as selling, distribution and marketing expenses in the period in which the advertising first takes place .
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
Note H Goodwill and Intangible Assets:
     On November 30, 2005, we completed our merger with Syntax Groups Corporation, a privately held California corporation (“Syntax”), whereby a wholly owned subsidiary of our company was merged with and into Syntax and Syntax became a wholly owned subsidiary of our company (the “Merger”). As consideration for the Merger, Syntax shareholders received 1.5379 shares of our common stock for each share of Syntax common stock held by them on November 30, 2005 (the “Exchange Rate”). In the aggregate, shareholders of Syntax received approximately 34.3 million shares of our common stock. The Exchange Rate was calculated so the former shareholders of Syntax owned approximately 70% of the fully diluted shares of the combined company at the closing of the Merger. Therefore, the Merger has been accounted for as a reverse merger wherein Syntax is deemed to be the acquiring entity from an accounting perspective. As such, the historical financial statements of Syntax became the historical financial statements of the combined company upon completion of the Merger. The statement of operations for the 9 months ended March 31, 2006 includes the results of operations of Brillian for the four-month period from December 1, 2005 through March 31, 2006.
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
     The pro-forma results of operations for the years ended June 30, 2006 and 2005, as if the Merger had occurred at the beginning of each of those years, is as follows:

	Nine Months Ended
	March 31,
	2006	2005
Revenue	$133,857	$61,656
Net loss	$(29,554)	$(27,545)
Net loss per share	$(0.77)	$(0.99)

     In connection with the Merger, the assets acquired and liabilities assumed from Brillian were recorded at fair value on the date of the Merger. Allocation of the initial purchase consideration was as follows (in thousands):

Fair value of Brillian Stock	$29,302
Merger related costs	4,709

Total purchase price	$34,011

Cash	$1,035
Accounts receivable	277
Inventories	4,472
Other current assets	579
Property, plant and equipment	10,805
Intangible assets	21,470
Other assets	921

Total assets acquired	39,559
Less liabilities assumed	(12,538)

Fair value of net assets acquired	27,021
Goodwill	6,990

Total purchase price	$34,011

In connection with the Merger, we recorded intangible assets as follows (in thousands):

	March 31,	Amortizablee
	2006	Life
LCoS trade mark and trade names	$1,208	7.5	years
Brillian trade mark and trade name	148	4.0	years
Patented technology	20,114	19.0	years

	$21,470

Less accumulated amortization	(419)

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

SYNTAX-BRILLIAN CORPORATION
Date: October 20, 2006	By:	/s/ Vincent F. Sollitto Jr.
Vincent F. Sollitto, Jr.
Chief Executive Officer

Date: October 20, 2006	By:	/s/ Wayne A. Pratt
Wayne A. Pratt
Executive Vice President, Chief Financial Officer, Secretary, and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit
31.1	Rule 13a-14(a)/15-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer