Form 10-K/A
period 2006-06-30
SYNTAX-BRILLIAN CORP
filed 2006-10-20
CIK 1232229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006
Commission File Number 000-50289

Syntax-Brillian Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	05-0567906
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1600 N. Desert Drive
Tempe, Arizona 85281
(602) 389-8888
(Address including zip code, and telephone number,
including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.001 per share	The Nasdaq Global Market
Preferred Stock Purchase Rights	The Nasdaq Global Market
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

SYNTAX-BRILLIAN CORPORATION
ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended June 30, 2006
EXPLANATORY NOTE
      This Amendment No. 1 to our Annual Report on Form 10-K amends our Annual Report on Form 10-K for the year ended June 30, 2006, originally filed with the Securities and Exchange Commission on September 13, 2006 (the “Original Filing”). We are filing this Amendment No. 1 to amend our Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity to reflect the legal capital structure of Brillian Corporation and the accumulated deficit of Syntax Groups Corporation. In addition, we are including a currently dated consent of our independent registered public accounting firm and certain currently dated certifications. Except as described in this Explanatory Note, no other changes have been made to the Original Filing, and this Amendment No. 1 does not amend or update any other information set forth in the Original Filing.

Statement Regarding Forward-Looking Information
      The statements contained in this report on Form 10-K/A that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2007 and thereafter; technological innovations; future products or product development; product development strategies; beliefs regarding product and technology performance; potential acquisitions or strategic alliances; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A. Risk Factors.

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
      In the fall of 2006, we are rolling out a national multi-million dollar television, radio, and print campaign with ESPN/ ABC Sports to promote our Olevia brand. In addition, we conduct a broad, high-visibility print media advertising campaign to further support our Olevia brand’s increasing leadership image. We began our initial advertising in PC World Magazine and extended the media campaign into a dozen “digital living” and “home entertainment” related publications in order to reach a broad, targeted audience.
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
      James Li has been the President and Chief Operating Officer and a director of our company since November 2005. Mr. Li was a co-founder of Syntax and served as its Chief Executive Officer from July 1, 2003 until Syntax’s merger with us in November 2005. Before joining Syntax, Mr. Li was the Director of OEM/ ODM Business and Executive Assistant to the Chairman and CEO from December 1998 to February 2003 at Elitegroup Computer Systems, a leading manufacturer of computer motherboards. From January 1997 to December 1998, he was General Manager at Chenbro America, Inc., a computer chassis manufacturer. From December 1989 to July 1996, he was the Senior Business Manager in the Global Procurement Office at Gateway Computer, a manufacturer of home and personal computers. He received his Bachelor’s degree in English and international business from Christ’s College, Taiwan, and a Bachelor of Arts degree from Northwestern College.

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

(c)
Number of Securities
Remaining Available
for Future Issuance
	(a)	(b)	Under Share-Based
	Number of Securities	Weighted-Average	Compensation Plans
	to be Issued Upon	Exercise Price of	[Excluding Securities
	Exercise of	Outstanding	Reflected in Column
Plan Category	Outstanding Options	Options	(a)]

Share-Based Compensation Plans Approved by Stockholders	3,047,733	$4.17	2,048,454
Share-Based Compensation Plans Not Approved By Stockholders(1)	—	—	—

Total	3,047,733	$4.17	2,048,454

Item 6.	Selected Financial Data
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

Aggregate Contractual Obligations and Commercial Commitments
      The following table lists our contractual commitments as of June 30, 2006 (in thousands):

		Payments Due by Period

		Less
		Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years

Long-term debt	$6,393	—	6,393	—	—
Interest payments on long-term debt	$949	494	455	—	—
Loans payable — bank	$30,800	30,800	—	—	—
Redeemable convertible preferred stock redemptions	$15,000	7,500	7,500	—	—
Redeemable convertible preferred stock dividends	$938	806	132	—	—
Facilities leases	$4,121	1,400	2,721	—	—
Purchase orders	$97,379	97,379	—	—	—
Advertising commitments	$11,760	11,760	—	—	—
Investment commitments	$530	530	—	—	—
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements.
Impact of Recently Issued Standards
      In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS No. 156 in our fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
      In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 in our fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
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
      Effective July 1, 2005, we adopted SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect our consolidated financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

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
      The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1. “Business — Executive Officers” of this report.

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

(2) See Index to Financial Statements for financial statement schedules.
      (b) Exhibits

Exhibit
Number	Exhibit

2	Master Separation and Distribution Agreement(1)
2.1	Agreement and Plan of Reorganization, dated as of July 12, 2005, by and among the Registrant, BRMC Corporation, and Syntax Groups Corporation(2)
3.1	Certificate of Incorporation of the Registrant(3)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock(1)
3.3	Bylaws of the Registrant(3)
3.4	Certificate of Designation of 6% Redeemable Convertible Preferred Stock(4)
3.5	Certificate of Amendment to Certificate of Incorporation of the Registrant(5)

Exhibit
Number	Exhibit

4.1	Specimen of Common Stock Certificate(6)
4.2	Rights Agreement between the Registrant and The Bank of New York, as Rights Agent, including Form of Right Certificate(1)
4.3	Form of Amended and Restated 7% Convertible Debenture due April 20, 2008, executed in favor of Gamma Opportunity Capital Partners LP, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, and SRG Capital LLC(7)
4.4	Form of Amended and Restated Warrant issued to Gamma Opportunity Capital Partners LP, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, and Regenmacher Holdings Ltd.(7)
4.5	Registration Rights Agreement, dated as of April 18, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Bushido Capital Master Fund LP, SRG Capital LLC, and Regenmacher Holdings Ltd.(8)
4.6	Registration Rights Agreement, dated as of July 12, 2005, by and among the Registrant, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, Gryphon Master Fund, L.P., GSSF Master Fund, L.P., and Regenmacher Holdings Ltd.(7)
4.7	Form of 4% Convertible Debenture due July 12, 2008, in favor of Enable Growth Partners, LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, Gryphon Master Fund, L.P., and GSSF Master Fund, L.P.(7)
4.8	Form of Warrant issued on July 12, 2005 to Enable Growth Partners, LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, Gryphon Master Fund, L.P., GSSF Master Fund, L.P., and Regenmacher Holdings Ltd.(7)
4.9	9% Senior Secured Debenture Due July 12, 2008, in favor of Regenmacher Holdings Ltd.(7)
4.10	Junior Secured Subordinated Note due September 16, 2008, in favor of Syntax Groups Corporation(9)
4.11	Form of Warrant to be issued to Syntax Groups Corporation in connection with the Note and Warrant Purchase Agreement forming Exhibit 10.34(9)
4.12	Amendment No. 1 to Rights Agreement, dated as of November 8, 2005, between the Registrant and The Bank of New York, as Rights Agent(10)
4.13	Form of warrant issued in connection with the Securities Purchase Agreement forming Exhibit 10.36.(4)
4.14	Registration Rights Agreement, dated as of December 29, 2005, by and among the Registrant and the purchasers named therein.(4)
4.15	Specimen of 6% Redeemable Convertible Preferred Stock Certificate(11)
4.16	Warrant issued in connection with the Securities Purchase Agreement constituting Exhibit 10.42.(12)
4.17	Registration Rights Agreement, dated as of March 29, 2006, between the Registrant and Taiwan Kolin Co. Ltd.(12)
10.1	Assignment and Assumption Agreement(1)
10.2	Intellectual Property Agreement(1)
10.3	Tax Sharing Agreement(1)
10.4	First Amended and Restated Real Property Sublease Agreement(13)
10.5	Transition Services Agreement(1)
10.6	2003 Incentive Compensation Plan(14)
10.7	Profit Sharing/401(k) Plan(1)
10.8	2003 Employee Stock Purchase Plan(15)
10.9	Form of Indemnity Agreement for directors and executive officers(3)

Exhibit
Number	Exhibit

10.10	Amendment No. 1 to the First Amended and Restated Real Property Sublease Agreement between the Registrant and Three-Five Systems, Inc.(16)
10.11	Share Purchase Agreement dated as of December 10, 2004, by and between the Registrant and JDS Uniphase Corporation(17)
10.12	Non-Exclusive License Agreement dated as of December 10, 2004, by and between the Registrant and JDS Uniphase Corporation(17)**
10.13	Letter Agreement dated as of December 10, 2004, by and between the Registrant and JDS Uniphase Corporation(17)**
10.14	Equipment Loan Agreement dated as of December 10, 2004, by and between the Registrant and JDS Uniphase Corporation(17)**
10.15	Restricted Stock Unit Agreement dated February 2005 by and between the Registrant and Vincent F. Sollitto, Jr.(18)
10.16	Restricted Stock Unit Agreement dated February 2005 by and between the Registrant and Wayne A. Pratt(18)
10.17	Restricted Stock Unit Agreement dated February 2005 by and between the Registrant and Robert L. Melcher(18)
10.18	Second Amended and Restated Real Property Sublease Agreement(19)
10.19	Securities Purchase Agreement, dated as of April 18, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Bushido Capital Master Fund LP, and SRG Capital LLC(8)
10.20	Securities Purchase Agreement, dated as of April 18, 2005, by and between the Registrant and Regenmacher Holdings Ltd.(8)
10.21	9% Senior Secured Debenture Due April 18, 2008, in favor of Regenmacher Holdings Ltd.(8)
10.22	Security Agreement, dated as of April 18, 2008, by and between the Registrant and Regenmacher Holdings Ltd.(8)
10.23	Voting and Lock-Up Agreement, dated as of July 12, 2005, by and among the Registrant, Tzu Ping Ho, Man Kit Chow, Lily Lau, Taiwan Kolin Company Limited, Lin-Li Wu, Ching Hua Li, and Michael Chan(2)
10.24	Stockholders’ Voting Agreement, dated as of July 12, 2005, by and among the Registrant, Vincent Sollitto, Wayne Pratt, Ching Hua Li, Man Kit Chow, Roger Kao, Tzu Ping Ho, Lily Lay Taiwan Kolin Company Limited, Lin-Li Wu, and Michael Chan(2)
10.25	Employment Agreement by and between the Registrant and Vincent Sollitto(2)
10.26	Employment Agreement by and between the Registrant and Wayne Pratt(2)
10.27	Employment Agreement by and between the Registrant and James Li(2)
10.28	Employment Agreement by and between the Registrant and Thomas Chow(2)
10.29	Employment Agreement by and between the Registrant and Michael Chan(2)
10.30	Employment Agreement by and between the Registrant and Robert Melcher(2)
10.31	Amendment, Extension and Waiver Agreement dated July 12, 2005, between the Registrant and Regenmacher Holdings Ltd.(7)
10.32	Agreement to Amend Debentures and Warrants dated July 12, 2005, among the Registrant, Gamma Opportunity Capital Partners LP, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, and SRG Capital LLP(7)
10.33	Securities Purchase Agreement, dated as of July 12, 2005, by and among the Registrant, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, Gryphon Master Fund, L.P., and GSSF Master Fund, L.P.(7)
10.34	Note and Warrant Purchase Agreement dated September 16, 2005, between the Registrant and Syntax Groups Corporation(9)
10.35	Security Agreement dated September 16, 2005, between the Registrant and Syntax Groups Corporation(9)

Exhibit
Number	Exhibit

10.36	Securities Purchase Agreement, dated as of December 28, 2005, among the Registrant and the purchasers named therein(4)
10.37	Syntax Groups Corporation 2005 Stock Incentive Plan 2005 Deferred and Restricted Stock Plan(20)
10.38	Business Loan and Security Agreement dated as of September 28, 2005 among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation(11)
10.39	Change in Terms Agreement dated as of December 14, 2005 among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation(11)
10.40	Second Amendment to Business Loan and Security Agreement dated as of January 31, 2006 among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation(11)
10.41	Form of Continuing Guaranty entered into in connection with Exhibit 10.40, and schedule listing signatories(11)
10.42	Securities Purchase Agreement, dated as of March 29, 2006, between the Registrant and Taiwan Kolin Co. Ltd.(12)
21	Subsidiaries*
23.1	Consent of Grobstein, Horwath & Company LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

(1)	Incorporated by reference to the Registration Statement on Form 10/ A (Amendment No. 4) as filed with the SEC on September 3, 2003.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005.

(3)	Incorporated by reference to the Registration Statement on Form 10/ A (Amendment No. 1) as filed with the SEC on June 27, 2003.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005, as filed with the SEC on January 3, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 17, 2006, as filed with the SEC on March 21, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2005, as filed with the SEC on December 6, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 20, 2005, as filed with the SEC on April 26, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 16, 2005, as filed with the SEC on September 22, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2005, as filed with the SEC on November 10, 2005.

(11)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2005, as filed with the SEC on February 21, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 29, 2006, as filed with the SEC on April 3, 2006.

(13)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2004, as filed with the SEC on August 12, 2004.

(14)	Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-108362) as filed with the SEC on August 29, 2003.

(15)	Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-108363) as filed with the SEC on August 29, 2003.

(16)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004, as filed with the SEC on November 15, 2004.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/ A dated December 10, 2004, as filed with the SEC on September 16, 2005.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 28, 2005, as filed with the SEC on March 4, 2005.

(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 31, 2005.

(20)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-132479) as filed with the SEC on March 16, 2006.

*	Filed herewith.

**	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTAX-BRILLIAN CORPORATION

/s/ VINCENT F. SOLLITTO, JR.

Vincent F. Sollitto, Jr.
Chairman and Chief Executive Officer
Date: October 20, 2006

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

/s/ Grobstein, Horwath & Company LLP
GROBSTEIN, HORWATH & COMPANY LLP
Sherman Oaks, California
September 8, 2006

SYNTAX-BRILLIAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2006	2005

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,375	$1,804
Accounts receivable and due from factor, net	50,829	15,573
Inventories, net	13,151	15,139
Deposit with Kolin (a related party)	5,067	847
Deferred income taxes, current portion	2,666	2,060
Other current assets	1,370	925

Total current assets	80,458	36,348
Property, plant and equipment, net	16,703	816
Investments	1,307	424
Intangible assets, net	20,737	—
Goodwill	6,990	—
Other assets	1,461	46

Total Assets	$127,656	$37,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Loans payable, bank	$30,800	$12,049
Notes payable	650	461
Accounts payable	3,924	9,287
Accrued rebates payable	4,043	1,382
Deferred warranty revenue	4,551	1,995
Income taxes payable	96	1,510
Other current liabilities	5,540	2,667
Current portion of redeemable convertible preferred stock	3,432	—

Total Current Liabilities	53,036	29,351

Long-term debt (net of $2,635 discount)	3,758	—
Redeemable convertible preferred stock (net of $8,137 discount)	3,432	—
Deferred income taxes	2,628	49
Stockholders’ Equity:
Common stock, $.001 par value; 120,000,000 and 60,000,000 shares authorized, 48,845,912 and 32,156,950 shares issued at June 30, 2006 and 2005, respectively	49	7
Additional paid-in capital	84,489	9,084
Accumulated deficit	(19,736)	(857)

Total stockholders’ equity	64,802	8,234

Total Liabilities and Stockholders’ Equity	$127,656	$37,634

The accompanying notes are an integral part of these consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,

	2006	2005	2004

	(In thousands, except per share data)
Net sales	$192,990	$82,586	$30,616
Cost of sales	169,096	71,825	28,351

	23,894	10,761	2,265

Operating expenses:
Selling, distribution, and marketing	8,320	2,801	842
General and administrative	18,123	7,616	2,167
Research and development	4,416	—	—

	30,859	10,417	3,009

Operating income (loss)	(6,965)	344	(744)

Other income (expense):
Interest, net	(11,914)	(326)	(217)
Other income (expense)	—	43	—

	(11,914)	(283)	(217)

Income (loss) before income taxes:	(18,879)	61	(961)
Income tax benefit (expense)	—	(78)	356

Net loss	$(18,879)	$(17)	$(605)

Loss per common share:
Basic and diluted	$(.46)	$(0.00)	$(.02)

Weighted average number of common shares:
Basic and diluted	40,978	30,013	25,571

The accompanying notes are an integral part of these consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended June, 2006, 2005, and 2004

			Additional				Total
	Common	Common	Paid-In	Deferred	TFS Net	Accumulated	Stockholders’
	Shares Issued	Stock	Capital	Compensation	Investment	Deficit	Equity

	(Amounts in thousands except share amounts)
Balance at June 30, 2003					25,018	(235)	24,783
Net transfers from TFS prior to spin-off					(1,724)		(1,724)
Initial capitalization at spin-off	5,329,300	5	44,142		(23,294)		20,853
Stock options exercised and restricted stock grants	64,932		130				130
Deferred compensation on employee awards			1,532	(1,532)			0
Amortization of deferred compensation				267			267
Employee stock purchase plan shares issued	13,502		96				96
Common stock offering	1,500,000	2	11,967				11,969
Net loss of Syntax						(605)	(605)
Equity adjustment to conform to Syntax presentation			(56,449)	1,265			(55,184)

Balance at June 30, 2004	6,907,734	7	1,418	0	0	(840)	585
Employee stock purchase plan shares issued	65,292		275				275
Stock options exercised and restricted stock grants	24,999		22				22
Conversion of debt to equity	74,483		173				173
Deferred compensation on employee awards				649			649
Net loss of Syntax						(17)	(17)
Equity adjustment to conform to Syntax presentation			7,196	(649)			6,547

Balance at June 30, 2005	7,072,508	7	9,084	0	0	(857)	8,234
Shares issued to acquire Syntax	33,590,628	34	32,887				32,921
Issuance of common stock	2,153,780	2	4,200				4,202
Conversion of debt to equity	1,631,294	2	4,052				4,054
Conversion of preferred shares to common shares	200,000		1,000				1,000
Shares issued in offering to Kolin, net of issuance costs	3,000,000	3	14,730				14,733
Discount on preferred stock issuance			11,572				11,572
Shares issued upon option exercises	76,703		150				150
Restricted shares issued	100,000						0
Stock based compensation			4,360				4,360
Shares issued to pay interest	75,250		312				312
Shares issued for preferred stock dividends	186,664		564				564
Shares issued pursuant to Employee Stock Purchase Plan	39,928		85				85
Shares issued upon exercise of warrants	719,157	1	1,367				1,368
Warrant issued for commission			126				126
Net loss						(18,879)	(18,879)

Balance at June 30, 2006	48,845,912	49	84,489	0	0	(19,736)	64,802

The accompanying notes are an integral part of these consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended June 30,

	2006	2005	2004

	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(18,879)	$(17)	$(605)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,474	186	48
Provision for inventory reserves	2,876	726	704
Provision for doubtful accounts	49	117	13
Write-off of non-cash deferred offering costs	—	415	—
Amortization of debenture discount and offering costs	5,303	—	—
Amortization of convertible preferred stock discount and costs	3,781	—	—
Deferred income taxes	—	(1,429)	(430)
Stock compensation expense	4,360	—	—
Changes in assets and liabilities:
Increase in accounts receivable and due from factor	(35,028)	(11,518)	(1,951)
Decrease (increase) in inventories	3,584	(8,782)	(6,516)
Increase in other current assets	(3,975)	(1,522)	773
Decrease (increase) in other assets	69	—	—
Increase in accrued rebates payable	2,661	300	1,083
Increase in deferred warranty revenue	2,556	1,717	278
Increase (decrease) in income taxes payable	(1,414)	1,436	73
Increase (decrease) in accounts payable	(8,207)	1,396	4,557
Increase in other accrued liabilities	1,007	1,404	1,261

Net cash used in operating activities	(38,783)	(15,571)	(712)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(6,823)	(817)	(215)
Merger costs	(2,081)	—	—
Investment in joint venture	(883)	—	—
Restricted cash	—	500	(500)

Net cash used in investing activities	(9,787)	(317)	(715)
Cash Flows from Financing Activities:
Proceeds of redeemable convertible preferred stock offering	14,614	—	—
Proceeds of stock offering	14,750	—	—
Stock issued pursuant to Employee Stock Purchase Plan	85	—	—
Net proceeds from bank loans payable	18,786	12,049	—
Proceeds from issuance of long-term debt and notes payable	850	600	7,215
Repayments of long-term debt and notes payable	(661)	(2,977)	(5,984)
Net transfers from Syntax Groups Corporation	4,200	7,251	668
Warrants exercised	1,367	—	—
Stock options exercised	150	—	—

Net cash provided by financing activities	54,141	16,923	1,899
Net increase (decrease) in cash and cash equivalents	5,571	1,035	472
Cash and cash equivalents, beginning of period	1,804	769	297

Cash and cash equivalents, end of period	$7,375	$1,804	$769
Supplemental Cash Flow Information:
Cash paid for interest	$1,953	$310	$209
Cash paid for income taxes	$1,645	$70	$—
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
      On November 30, 2005, we completed our merger with Syntax Groups Corporation, a privately held California corporation (“Syntax”), whereby a wholly owned subsidiary of our company was merged with and into Syntax and Syntax became a wholly owned subsidiary of our company (the “Merger”). As consideration for the Merger, Syntax shareholders received 1.5379 shares of our common stock for each share of Syntax common stock held by them on November 30, 2005 (the “Exchange Rate”). In the aggregate, shareholders of Syntax received approximately 34.3 million shares of our common stock. The Exchange Rate was calculated so that former shareholders of Syntax owned approximately 70% of the fully diluted shares of the combined company at the closing of the Merger. Therefore, the Merger has been accounted for as a reverse merger wherein Syntax is deemed to be the acquiring entity from an accounting perspective. As such, the historical financial statements of Syntax became the historical financial statements of the combined company upon completion of the Merger. Although Syntax is deemed to be the acquirer for accounting purposes, in accordance with accounting rules related to reverse mergers, the Statements of Stockholders’ Equity reflect the legal capital structure of Brillian and the accumulated deficit of Syntax.
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
      Accounts Receivable/ Due from Factor. We maintain an allowance for doubtful accounts not assigned to a factor and accounts assigned to factor with recourse for estimated losses resulting from the inability of customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of a customer were to deteriorate, additional allowances could be required. The balances in the allowance for doubtful accounts were $394,000 and $160,000 at June 30, 2006 and 2005, respectively.
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
      Recent Accounting Pronouncements. In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS No. 156 in fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
      In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 in our fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.

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
      Effective July 1, 2005, we adopted SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect our consolidated financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.
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
      The per share weighted average fair values of the stock options awarded in the year ended June 30, 2006 was $1.70, calculated based on the fair market values of our common stock on the respective dates of grant.
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
      The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	at June 30,	Contractual	Exercise	at June 30,	Exercise
Range of Exercise Prices	2006	Life	Price	2006	Price

$ 1.61 - 2.30	1,748,935	9.1	$1.99	1,308,802	$1.95
2.42 - 4.60	392,991	8.3	3.30	245,377	3.25
4.63 - 9.36	754,266	7.4	7.06	736,306	7.08
$10.20 - 67.60	151,541	7.2	17.12	146,542	17.06

	3,047,733	8.5	$4.17	2,437,027	$4.54

Note N	Benefit Plans:

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

Note R     Warrants:
      The number of shares of common stock issuable under warrants related to private placements and the respective exercise prices are summarized as follows:

		Shares of Common	Per Share
	Expiration	Stock Issuable	Exercise
Warrants Relating to Issuance of:	Date	Under Warrants	Price

Apr. 2005 7% Convertible Debentures	10/10/2010	743,837	$1.57
Jul. 2005 4% Convertible Debentures	01/08/2011	770,571	$2.63
Jul. 2005 9% Secured Debentures	01/08/2011	415,000	$2.63
Dec. 2005 Convertible Preferred Stock	06/27/2011	1,533,000	$5.00
Jan. 2006 Convertible Preferred Stock	07/02/2011	100,000	$5.00
Mar. 2006 Common Stock	09/26/2010	750,000	$5.00

Total Warrants Outstanding:		4,312,408

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
Note T     Income Taxes:
      The principal reasons for the difference between the income tax benefit and the amounts computed by applying the statutory federal and state income tax rates to the loss for the years ended June 30, are as follows:

	2006	2005	2004

Federal tax at statutory rates	34%	34%	34%
State tax at statutory rates	5%	20%	5%
Meals and entertainment	—	85%	(4)%
Stock option expense	(2)%	—	—
Other	—	(9)%	—
Increase in valuation allowance	(37)%	—	—

Total	0%	130%	35%

      At June 30, deferred taxes represent the tax effect of temporary differences related to the following (in thousands):

	2006	2005

Deferred tax assets:
Inventories reserve	$3,748	$688
Inventory capitalization	158	116
Accrued expenses	487	—
Allowances and reserves	778	193
Deferred offering costs	177	177
Other	99	31
Deferred warranty	1,963	855
Depreciation and amortization	3,575	—
Net operating loss	13,040	—

	24,025	2,060
Deferred tax valuation allowance	(21,359)	—

Total	$2,666	$2,060

Deferred tax liabilities:
Depreciation and amortization	$—	$(71)
Prepaid expenses	(142)	—
Step-up basis from merger	(1,973)	—
Other	(513)	22

Total	$(2,628)	$(49)

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

SYNTAX-BRILLIAN CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended June 30, 2006, 2005, and 2004

		Increases
		(Reductions)
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Period	Expenses	Accounts	Write-Offs	End of Period

	(In thousands)
Allowance for doubtful accounts:
Fiscal year ended 6/30/06	$160	$318	$—	$(84)	$394
Fiscal year ended 6/30/05	42	120	—	(2)	160
Fiscal year ended 6/30/04	29	13	—	—	42
Valuation allowance for deferred tax asset:
Fiscal year ended 6/30/06	$—	$—	$21,359	$—	$21,359
Fiscal year ended 6/30/05	—	—	—	—	—
Fiscal year ended 6/30/04	—	—	—	—	—

S-1