Form 10-Q
period 2006-09-30
SYNTAX-BRILLIAN CORP
filed 2006-11-09
CIK 1232229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF NOVEMBER 8, 2006
Common	51,446,695
Par value $.001 per share

SYNTAX-BRILLIAN CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2006

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	SEPTEMBER 30,	JUNE 30,
	2006	2006
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$8,266	$7,375
Accounts receivable and due from factor, net	76,862	50,829
Inventories, net	40,704	13,151
Deposit with Kolin (a related party)	15,198	5,067
Deferred tax asset	2,666	2,666
Other current assets	1,131	1,370

Total current assets	144,827	80,458

Fixed assets, net	16,173	16,703
Long-term investments	1,020	1,307
Intangible assets, net	25,974	20,737
Goodwill	6,990	6,990
Other assets	1,229	1,461

Total Assets	$196,213	$127,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Loan payable, bank	$32,800	$30,800
Notes payable	650	650
Accounts payable	59,978	3,924
Accrued rebates payable	1,186	4,043
Deferred warranty revenue	8,992	4,551
Income taxes payable	96	96
Other current liabilities	6,961	5,540
Current portion of redeemable convertible preferred stock	6,165	3,432

Total Current Liabilities	116,828	53,036

Long-term debt (net of $2,061 discount)	3,974	3,758
Redeemable, convertible preferred stock (net of $6,780 discount)	2,055	3,432
Deferred income taxes	2,628	2,628

Stockholders’ Equity:
Common stock, $.001 par value; 120,000,000 shares authorized, 49,674,347 and 48,485,912 shares issued and outstanding at September 30, 2006 and June 30, 2006 respectively	50	49
Additional paid-in capital	86,606	84,489
Accumulated deficit	(15,928)	(19,736)

Total stockholders’ equity	70,728	64,802

Total Liabilities and Stockholders’ Equity	$196,213	$127,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months
	Ended September 30,
	2006	2005
Net sales	$87,020	$27,357

Cost of sales	71,244	21,739

Gross profit	15,776	5,618

Operating expenses:
Selling, distribution, and marketing	3,131	937
General and administrative	4,205	5,126
Research and development	1,402	—

Total operating expenses	8,738	6,063

Operating income (loss)	7,038	(445)

Interest expense	(3,297)	(296)
Interest income and other income (expense)	(109)	4
Gain on sale of DigiMedia investment	176	—

Total non-operating income (expense)	(3,230)	(292)

Net income (loss) before income taxes	3,808	(737)

Income tax benefit	—	79

Net income (loss)	$3,808	$(658)

Net income (loss) per common share:
Basic net income (loss) per share	$0.08	$(0.02)

Diluted net income (loss) per share	$0.07	$(0.02)

Weighted average shares outstanding:
Basic	49,172	33,839
Diluted	54,775	33,839
The accompanying notes are an integral part of these condensed consolidated financial statements

.SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Three Months Ended
	September 30,
	2006	2005
Operating Activities:
Net income (loss)	$3,808	$(658)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,017	89
Provision for inventory reserves	(5,319)	4,165
Provision for doubtful accounts	309	—
Amortization of debenture discount and offering costs	642	—
Amortization of convertible preferred stock discount and costs	1,520	—
Stock compensation expense	425	2,228
(Gain) loss on sale of assets	(6)	—
(Gain) loss on sale of investment	(176)	—
Joint venture loss	108	—
Deferred income taxes	—	(2,674)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and due from factor	(26,342)	1,028
(Increase) in inventories	(22,234)	(27,455)
(Increase) decrease deposits with Kolin	—	847
Decrease in other current assets	5,307	564
(Increase) in other assets	(2)	—
Increase (decrease) in accrued rebates payable	(2,857)	92
Increase in deferred warranty revenue	4,441	1,130
Increase in income taxes payable	—	2,185
Increase in accounts payable	40,856	11,618
Increase (decrease) in other accrued liabilities	1,768	(424)

Net cash provided by (used in) operating activities	3,265	(7,355)

Investing Activities:
Fixed assets purchased	(192)	(152)
Fixed assets sold	25	—
Long-term investments sold	600	—
Long-term investments purchased	(245)	(1,000)
License purchased	(5,551)	—

Net cash used in investing activities	(5,363)	(1,152)

Financing Activities:
Stock issued pursuant to Employee Stock Purchase Plan	101	—
Net proceeds from bank loan payable	2,000	2,938
Proceeds (Repayments) of long-term debt and notes payable	(2)	23
Net transfers from Syntax Groups Corporation	—	4,200
Warrants exercised	630	—
Stock options exercised	260	—

Net cash provided by financing activities	2,989	7,160

Net increase (decrease) in cash and cash equivalents	891	(1,347)
Cash and cash equivalents, beginning of period	7,375	1,804

Cash and cash equivalents, end of period	$8,266	$457

Supplemental Cash Flow Information:
Cash paid for interest	$791	$221

Cash paid for income taxes	$—	$500

Supplemental Schedule of Non-cash Investing Activities
Increase in deposits with Kolin and its related accounts payable	$15,198	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Organization:
     We are a leading designer, developer, and distributor of high-definition televisions, or HDTVs, in liquid crystal display, or LCD, and liquid crystal on silicon, or LCoS, formats. Our LCD HDTVs and our popular-priced LCoS HDTVs are sold under our Olevia brand name, and our premium large-screen, rear-projection HDTVs, utilizing our proprietary LCoS microdisplay technology, are sold under our brand names and the brand names of high-end audio/video manufacturers, distributors of high-end consumer electronics products, and consumer electronics retailers. Our price-conscious Olevia product lines include flat panel LCD models in diagonal sizes from 23 inches to 42 inches and our 65-inch Gen II LCoS rear projection HDTV designed for the high-volume home entertainment market; our price-performance, full feature Olevia product line includes 42-inch and 47-inch high-end HDTVs for the home entertainment and home theater markets; and our Gen II LCoS rear projection 65-inch screen size HDTVs address the premium audio/video market. We have established a virtual manufacturing model utilizing Asian sourced components and third-party contract manufacturers and assemblers located in close proximity to our customers to assemble our HDTVs. We also offer a broad line of LCoS microdisplay products and subsystems, including LCoS imagers that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.
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
Note A Summary of Significant Accounting Policies :
     Basis of Presentation. The accompanying unaudited condensed and consolidated financial statements for the three months ended September 30, 2006 include the financial statements of Syntax-Brillian Corporation and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The financial statements presented for the three months ended September 30, 2005 consist of the financial statements of the Home and Personal Entertainment Business of Syntax Groups Corporation. Pursuant to guidance provided by the Securities and Exchange Commission with respect to circumstances when financial statements of entities other than a registrant are required to be included in filings with the Securities and Exchange Commission, the accompanying financial statements include the business component spun-off, i.e., only those assets, liabilities, revenues, and expenses directly attributable to the company’s operations. The financial information for the quarter ended September 30, 2005 herein is not necessarily indicative of what the financial position, results of operations, and cash flows would have been had we operated as a stand-alone entity during that period.
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of financial statements. In our opinion, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three-month period ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2007. These consolidated financial statements should be read in conjunction with our Form 10-K/A filed with the Securities and Exchange Commission on October 20, 2006.
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
     Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, due from factor, accounts payable, accrued liabilities, bank loan payable, notes payable, current portion of long term debt, and long term debt approximate fair value.
     Reclassification. Certain amounts have been reclassified in fiscal 2006 to conform to the presentation in fiscal 2007.
     Cash and Cash Equivalents. For purposes of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.
     Accounts Receivable / Due from Factor. We maintain an allowance for doubtful accounts not assigned to a factor and accounts assigned to factor with recourse for estimated losses resulting from the inability of customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of a customer were to deteriorate, additional allowances could be required. The balances in the allowance accounts were $704,000 and $160,000 at September 30, 2006 and 2005, respectively.
     Inventories. We purchase the majority of our LCD business products as finished goods ready to ship to customers. All other products are purchased in major components that require minimum assembly prior to shipment to customers. Inventories at September 30, 2006 and 2005 for the LCD business are stated at the lower of cost (moving average method) or net realizable value. Factory rebates and other allowances applicable to product purchases are treated as a reduction in product cost. The majority of our purchases for the LCOS business are major components which are stated at the lower of cost (first-in, first-out) or net realized value.
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
     Fixed Assets. We record our machinery, equipment, and office furniture at cost and depreciate them using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements using the straight-line method over the original term of the lease or the useful life of the improvement, which ever is shorter. We depreciate our property and equipment using the following estimated useful lives:

Useful Life
Machinery and equipment	3 – 5 years
Office furniture and fixtures	5 years
Building improvements	4 years
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
     Deferred Income Taxes. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and credit carryforwards; if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized, a valuation allowance is established if necessary.
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
     Stock-Based Compensation. On July 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires us to recognize expense related to the estimated fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Stock-based compensation expense for all stock-based awards granted subsequent to July 1, 2005 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. We recognize the stock-based compensation expense ratably over the requisite service period, which is generally the option vesting term of twelve to fifty months. All stock options have a term of 10 years. Stock-based compensation expense for the three months ended September 30, 2006 and 2005 was $481,000 and $2.2 million, respectively.

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
     Shipping and Handling Costs. We include shipping and handling related to our purchases of LCD TV products from our principal manufacturer in the purchase price; therefore, there were no such costs recorded for the three months ended September 30, 2006 and 2005. We include shipping and handling costs associated with freight out to customers in cost of sales. Shipping and handling charges to customers are included in sales.
     Advertising Costs. We record advertising costs, which include cooperative advertising, media advertising and production costs, as selling, distribution, and marketing expenses in the period in which the advertising first takes place. During the three months ended September 30, 2006 and 2005, we incurred $2.1 million and $717,000 of advertising costs, respectively.
     Segment Reporting. SFAS No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. We have two business segments for reporting purposes, LCD and LCOS.
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
     In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” that became effective in July 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R)

shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on our consolidated financial statement.
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS 158 are to be applied prospectively upon adoption. For companies without publicly traded equity securities, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after June 15, 2007, while the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.
     In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.
Note B Related Party Transactions:
     Our primary supplier of LCD television products and components is Taiwan Kolin Co., Ltd. (“Kolin”). Kolin and its subsidiary own approximately 12.0% of our common stock. We are currently and have historically been significantly dependent upon Kolin as a supplier of products. On March 9, 2004, in conjunction with our plans to expand our product lines to include home entertainment products, including LCD televisions, we entered into a Manufacturing Agreement with Kolin. This Manufacturing Agreement had an initial term of one year and could be extended for up to five additional one-year periods at our option. We have elected to extend this Manufacturing Agreement for one additional year to March 2007. Although we believe we could obtain product from other sources, the loss of Kolin as a supplier could have a material impact on our financial condition and results of operations as the products that we currently purchase from Kolin may not be available on the same terms from another supplier.
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
     We agreed upon additional rebates for price protection of $4.3 million and $13.4 million, representing 4.0% and 21.6% of actual purchases, for the three months ended September 30, 2006 and 2005, respectively. Price protection rebates were credited to cost of sales as these rebates related to products purchased from Kolin that we had sold to our customers during the respective periods. In April 2005, we entered into an agreement with Kolin whereby Kolin agreed that in no event shall the amount of price protection to be issued to us for any calendar month be less than 18% of the amount invoiced by us to our customers for such month. On July 1, 2006 the agreement was amended to remove the guaranteed 18% price protection and to base price protection upon market conditions. We record price protection received as a reduction in the value of inventory purchased from Kolin and a corresponding reduction in the accounts payable balance to Kolin. As of September 30, 2006, the amount of reduction in the value of inventory purchased from Kolin and the corresponding reduction in accounts payable to Kolin was $877,000.
     Kolin has agreed to reimburse us in varying amounts ranging from $10 to $100 per unit to cover the cost of warranty expenses as well as our costs in administering the warranty program and for servicing units that cannot be serviced by third-party warranty providers. Kolin provides these per unit reimbursements at the time they ship products to us. We record these reimbursements from Kolin for units that we have sold to our customers, first, as a reduction to the third-party warranty costs, with the excess reimbursement recorded as deferred warranty revenue, a current liability, and amortized as a reduction in cost of sales over the succeeding twelve-month period. We record warranty reimbursements we receive for units that we have not sold to our customers as deferred warranty revenue. As of September 30, 2006, deferred warranty revenue was $9.0 million. Recognized warranty reimbursements that were recorded as a reduction in cost of sales totaled $2.2 million and $766,000 for the three months ended September 30, 2006 and 2005, respectively.
     The following table shows the amount of our transactions with Kolin for the three months ended September 30, 2005 and 2006 (in thousands):

			Balance Sheet
				Increase to
			Increase	Deferred
			(Decrease) to	Warranty
	Total Purchases	Cost of Sales	Inventory	Revenue
Three months ended September 30, 2005
Purchases	$62,002	$11,571	$50,431	$—
Prior year returned goods	3,631	3,631	—
Rebates, based on percentage of purchases:
Market development	(1,626)	(348)	(1,278)	—
Technical development	(2,250)	(716)	(1,534)	—
Volume incentive	(2,063)	(657)	(1,406)	—
Excess warranty expense reimbursements	(1,896)	(766)	—	(1,130)
Price protection	(13,412)	(13,412)	—	—
Price protection guaranteed minimum	(7,200)	—	(7,200)	—

Net activity, three months ended September 30, 2005	37,186	(697)	39,013	(1,130)
Prior period purchases charged to cost of sales	17,203	17,203	—	—

Balance, September 30, 2005	$54,389	16,506	$39,013	$(1,130)

Three months ended September 30, 2006
Purchases	$107,206	$66,813	$40,393	$—
Rebates, based on percentage of purchases:
Market development	(2,874)	(1,961)	(913)	—
Technical development	(3,449)	(2,353)	(1,096)	—
Volume incentive	(3,162)	(2,157)	(1,005)	—
Excess warranty expense reimbursements	(6,592)	(2,151)	—	(4,441)
Price protection	(4,300)	(4,300)	—	—
Price protection guaranteed minimum	(877)	—	(877)	—

Net activity, three months ended September 30, 2006	85,952	53,891	36,502	(4,441)
Prior period balances charged to cost of sales	12,042	12,042	—	—

Balance, September 30, 2006	$97,994	$65,933	$36,502	$(4,441)

     Beginning in May 2005 through September 2005, we purchased tuners and AV module components used in the assembly of LCD TV products from the Riking Group, a Hong Kong-based exporter and a related party. We made no purchases from the Riking Group in the three months ended September 30, 2006. As of September 30, 2006, we had a note payable of $200,000 to the Riking Group.
     Riking USA, a U.S. based investment holding company, is owned by an officer of our company. At September 30, 2006, we had a note payable to Riking USA of $200,000.
Note C Accounts Receivable and Due from Factor:
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
     We do not assign certain of our accounts to CIT, primarily because the accounts are outside of the United States, or because CIT has not approved the customer, or the terms of sale to such customer or invoice terms are not within the parameters acceptable to CIT.
     Accounts receivable and due from factor consisted of the following (in thousands):

	September 30,	June 30,
	2006	2006
Due from factor, net	$12,673	$17,049
Accounts receivable not assigned to factor, net	64,789	34,097
Other receivables	104	77
Allowance for doubtful accounts	(704)	(394)

	$76,862	$50,829

     At September 30, 2006, the accounts receivable balance from one of our Asian customers totaled $53.4 million, or 82% of the outstanding balance of accounts that had not been assigned to CIT.
Note D Inventories, at net realizable value, consisted of the following (in thousands):

	September 30,	June 30,
	2006	2006
Raw materials	$3,007	$2,468
Work-in-process	558	425
Finished goods	37,139	10,258

	$40,704	$13,151

     We write down inventories for estimated obsolescence and to the lower of cost or market. These write-downs are based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory write-downs totaled $1.7 million and $15.4 million for the three months ended September 30, 2006 and 2005, respectively.
Note E Deposit with Kolin (in thousands):
     At September 30, 2006, we had a deposit with Kolin for molds used in the manufacture of our LCD televisions. To offset this deposit we recorded a payable in the same amount. Upon achievement of stipulated unit volumes for each mold, the deposit will be refunded. We anticipate that we will meet production minimums for all such molds in the current fiscal year. The total amount of deposit made during the quarter ended September 30, 2006 was $22.2 million. As of September 3, 2006 we had met the stipulated unit volumes with respect to $7.0 million of the deposit. At September 30, 2005, the deposit was for future purchases of LCD televisions which were subsequently applied to invoices.

Note F Fixed assets consisted of the following (in thousands):

	September 30,	June 30,
	2006	2006
Leasehold and building improvements	$1,164	$1,163
Machinery and equipment	11,132	11,068
Software	348	348
Furniture and fixtures	292	292
Equipment not yet placed in service	5,913	5,810

	18,849	18,681

Less accumulated depreciation	(2,676)	(1,978)

	$16,173	$16,703

Note G Investments:
     On June 30, 2004, we acquired 473,337 shares of DigiMedia Technology Co., Ltd., representing a 3.6% interest, in exchange for 141,439 shares of our common stock valued at $424,000. DigiMedia provides R&D and assembly services to Kolin, our principal supplier of LCD televisions. We collaborate with DigiMedia on product development efforts. In September 2006, we sold all of our shares in DigiMedia to Kolin for $600,000 and recorded a $176,000 gain.
     In March 2006, we acquired a 16% interest in Nanjing Huahai Display Technology Co., Ltd. by contributing $270,000 and agreeing to contribute an additional $210,000 in August 2006 and an additional $320,000 at a date yet to be determined. Nanjing Huahai Display Technology will manufacture liquid crystal display (LCD) televisions in China.
     In April 2006, we acquired a 49% interest in Sino-Brillian Display Technology Corporation by contributing equipment with a book value of $613,000. We contributed additional equipment valued at $34,000 during the period ended September 30, 2006, and operations commenced which resulted in a $220,000 loss, of which we recorded 49%, or $108,000. Our portion of the loss of Sino-Brillian has been recorded in interest income and other income (expense) in the accompanying statement of operations for the quarter ended September 30, 2006.
     On July 15, 2006, we entered into a joint venture agreement with various parties to form Olevia Senna do Brazil. We have agreed to contribute approximately $1.3 million as needed in return for a 19.5% ownership position in this newly formed company. Olevia Senna do Brazil was formed to assemble and market Olevia branded HDTVs in Brazil and throughout South America. At September 30, 2006, operations had not yet commenced.
Note H Goodwill and Intangible Assets:
     On November 30, 2005, we completed our merger with Syntax Groups Corporation, a privately held California corporation (“Syntax”), whereby a wholly owned subsidiary of our company was merged with and into Syntax and Syntax became a wholly owned subsidiary of our company (the “Merger”). As consideration for the Merger, Syntax shareholders received 1.5379 shares of our common stock for each share of Syntax common stock held by them on November 30, 2005 (the “Exchange Rate”). In the aggregate, shareholders of Syntax received approximately 34.3 million shares of our common stock. The Exchange Rate was calculated so the former shareholders of Syntax owned approximately 70% of the fully diluted shares of the combined company at the closing of the Merger. Therefore, the Merger has been accounted for as a reverse merger wherein Syntax is deemed to be the acquiring entity from an accounting perspective. As such, the historical financial statements of Syntax became the historical financial statements of the combined company upon completion of the merger. The statement of operations for the three months ended September 30, 2005 does not include the results of operations of Brillian.
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
     The proforma results of operations for three months ended September 30, 2005, as if the Merger had occurred at the beginning of the period, is as follows:

Three Months Ended September 30, 2005
Revenue	$28,016
Net loss	$(10,226)
Net loss per share	$(0.34)
     In connection with the Merger, the assets acquired and liabilities assumed from Brillian were recorded at fair value on the date of the Merger. Allocation of the initial purchase consideration was as follows (in thousands):

Fair value of Brillian stock	$29,302
Merger related costs	4,709

Total purchase price	$34,011

Cash	$1,035
Accounts receivable	277
Inventories	4,472
Other current assets	579
Property, plant and equipment	10,805
Intangible assets	21,470
Other assets	921

Total assets acquired	39,559
Less liabilities assumed	(12,538)

Fair value of net assets acquired	27,021
Goodwill	6,990

Total purchase price	$34,011

     Intangible assets consisted of the following at September 30, 2006 (in thousands):

	September 30,	Amortizable
	2006	Life
LCoS trade mark and trade names	$1,208	7.5 years
Brillian trade mark and trade name	148	4.0 years
Technology license	5,551	5.0 years
Patented technology	20,114	19.0 years

	$27,021

Less accumulated amortization	(1,047)

	$25,974

     These intangible assets and goodwill are subject to periodic review to determine if impairment has occurred and, if so, the amount of such impairment. If we determine that impairment exists, we will be required to reduce the carrying value of the impaired asset by the amount of the impairment and to record a corresponding charge to operations in the period of impairment. There were no impairment charges in the period ended September 30, 2006.
     Estimated annual amortization expense through 2011 and thereafter related to intangible assets at September 30, 2006 is as follows (in thousands):

Fiscal Year
2007	$1,777
2008	2,367
2009	2,367
2010	2,342
2011	2,330
Thereafter	14,791

$25,974

Note I Loans Payable, Bank:
     As of September 30, 2006 we were party to a business loan agreement with Preferred Bank. The total amount of borrowings permitted under this agreement at September 30, 2006 was $28.0 million, of which we had borrowed $19.0 million. The $28 million limit is subject to a borrowing base equal to 80% of eligible accounts receivable approved and assigned to CIT plus 40% of eligible inventory, up to a maximum of $12 million, with the following limitations:
(a)	$18 million limitation for the issuance of letters of credit, subject to the borrowing base;

(b)	$9 million for trust receipts and acceptances up to 90 days, subject to the borrowing base;

(c)	$10 million for trust receipts and general working capital for up to 60 days, subject to the borrowing base;

(d)	the amounts in (a) plus (b) shall not exceed $18 million;

(e)	the amounts in (a) plus (b) plus (c) shall not exceed $28 million; and

(f)	the borrowings under the facility bear interest at Preferred Bank’s prime rate (8.25% at September 30, 2006) plus 0.50%.
     Accounts receivable eligible to be included in the borrowing base include gross amounts assigned to CIT in accordance with the CIT Agreement. Pursuant to the terms of the credit facility, funds collected by CIT are to be utilized by Preferred Bank as follows: i) 25% to retire existing trust receipt loans on a first in, first out basis; ii) 60% to repay advances under the working capital portion of the loan facility; and iii) 15% to us. Additional requirements of the credit facility are that we maintain our primary operating accounts at Preferred Bank and that we maintain positive annual taxable net income and submit quarterly internal financial statements within 60 days of the end of each quarter, and audited annual financial statements within 120 days of the end of the fiscal year.
     We did not maintain positive taxable income for the year ended June 30, 2006 and have obtained a waiver from Preferred Bank with respect to this covenant.
     The business loan is personally guaranteed jointly and severally by certain of our officers and directors. In addition, Kolin has provided to Preferred Bank a $10 million standby letter of credit as additional security for this facility. Upon maturity, the entire unpaid principal balance and all unpaid accrued interest shall become due and payable in full. This business loan was to expire on October 5, 2006, but was extended to January 5, 2007; see Note S Subsequent Events.
     In addition, at September 30, 2006, we owed Preferred Bank a short-term loan in the amount of $13.8 million which is due on January 5, 2007. Interest is charged at Preferred Bank’s prime rate (8.25% at September 30, 2006) plus .50%, and the loan is secured by a Kolin deposit account at Preferred Bank.

Note J Per share information:
     Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the three months ended September 30, 2006 and 2005 before giving effect to stock options, warrants, convertible debt, and convertible preferred stock considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to stock options, warrants, convertible debt, and convertible preferred stock considered to be dilutive common stock equivalents. For the three months ended September 30, 2005, prior to the completion of the Merger, the weighted average number of shares outstanding is based on the number of shares of Syntax Groups Corporation common stock outstanding, retroactively adjusted for the Merger exchange ratio. For the three months ended September 30, 2005, the effect of approximately 1.5 million stock options was excluded from the calculation of loss per share as their effect would have been antidilutive. Set forth below are the calculations to arrive at earnings per share:

	Three Months Ended
	September 30,
	2006	2005
Basic earnings (loss) per share:
Net Income (loss)	$3,808	$(658)

Weighted average common shares	49,172	30,462

Basic earnings (loss) per share	$0.08	$(0.02)

Diluted earnings (loss) per share:
Net Income (loss)	$3,808	$(658)
Add back:
Interest on convertible bonds	25	—
Dividends on convertible preferred stock	225	—

Adjusted net income (loss)	$4,058	$(658)

Weighted average common shares	49,172	30,462
Options and warrants assumed exercised	1,657	—
Assumed shares issued for convertible debt	946	—
Assumed shares issued for convertible preferred stock	3,000	—

Total common shares plus common stock equivalents	54,775	30,462

Diluted earnings (loss) per share:	$0.07	$(0.02)

Note K Segment Reporting, Sales to Major Customers, and Geographic Information:
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers.
     We operate in two segments: the Liquid Crystal Display (LCD) televisions segment and the Liquid Crystal on Silicon (LCoS) segment. The following table presents revenues and operating income (loss) for each of our segments for the three months ended September 30, 2006 and 2005 (in thousands).

	LCD	LCoS	Total
Three months ended September 30, 2006
Net sales	$85,694	$1,326	$87,020
Operating income (loss)	$11,273	$(4,235)	$7,038
Depreciation and amortization	$151	$866	$1,017
Total assets	$157,210	$39,003	$196,213

Three months ended September 30, 2005
Net sales	$27,357	$—	$27,357
Operating income (loss)	$(445)	$—	$(445)
Depreciation and amortization	$89	$—	$89
Total assets	$61,106	$—	$61,106
     Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.
     For the three months ended September 30, 2006, sales to two customers accounted for approximately 54%, and 11%, respectively, of our revenue. No other customers accounted for more than 10% of our revenue during the period. At September 30, 2006, we had one customer that accounted for $53.4 million, or 82%, of our outstanding and unassigned accounts receivable. Accounts receivable that are assigned to CIT are not included as the credit risk for such accounts has been assumed by CIT.
     For the three months ended September 30, 2005, sales to two customers accounted for approximately 11% and 11%, of our revenue. No other customers accounted for more than 10% of our revenue during the period.
     Net sales by geographic area are determined based upon the location of the end customer. The following sets forth net sales (in thousands) for these geographic areas:

	North
	America	Asia	Europe	Total
Three months ended September 30, 2006
Net sales	$38,866	$48,149	$5	$87,020

Three months ended September 30, 2005
Net sales	$23,742	$3,615	$—	$27,357
     All of our assets are located in North America .
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
     We made a guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. VoiceViewer is unable to meet its current obligations under the loan agreement. We and the other guarantors are making payments as they become due. We have determined that it is probable that VoiceViewer will be unable to meet its future obligations under the loan agreement. Therefore, at September 30, 2006, we had accrued $247,000, which represents our maximum remaining obligation under the guarantee. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.
     We lease an office and warehouse facility in California under an operating lease requiring aggregate minimum monthly payments of approximately $45,000. The lease agreement requires us to pay for maintenance. The lease expires in August 2008.
     We lease an office and manufacturing facility in Arizona under an operating lease requiring aggregate minimum monthly payments of approximately $70,000. The lease agreement requires us to pay for taxes and maintenance. The lease expires in December of 2009. We also lease office space and warehouse facilities in Colorado and Arizona on a month-to-month basis.
     As of September 30, 2006, the future minimum lease payments required under non-cancelable operating leases with remaining terms in excess of one year was as follows (in thousands):

Years Ending June 30,	Minimum Lease Payments
2007	$1,004
2008	1,339
2009	925
2010	385

$3,653

Note M Stock-Based Compensation:
     Our 2003 Incentive Compensation Plan (the “2003 Plan”) was adopted and approved on August 26, 2003. Under the 2003 Plan, an aggregate of 1,650,000 shares of common stock were originally available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock, the granting of stock appreciation rights, and the granting of dividend equivalents. On the first day of each fiscal year, an additional number of shares equal to 4% of the total number of shares then outstanding is added to the number of shares that may be subject to the granting of awards. As of September 30, 2006, there were outstanding options to acquire 2,644,484 shares of our common stock under the 2003 Plan. In addition, an aggregate of 100,000 shares of restricted common stock had been granted under the 2003 Plan as of September 30, 2006.

     In connection with the Merger, options that were originally granted under Syntax’s 2005 Stock Incentive, Deferred Stock and Restricted Stock Plan (the “2005 Plan”), were substituted for options to purchase our common stock. We do not intend to grant any additional awards under the 2005 Plan. Under the 2005 Plan, an aggregate of 1,000,000 shares of Syntax common stock were originally available for issuance pursuant to options granted to acquire common stock and the direct granting of restricted common stock and deferred stock. At the time of the Merger, there were options to purchase 982,900 shares of Syntax common stock under the 2005 Plan that were substituted for options to purchase 1,511,604 shares of our common stock. As of September 30, 2006, there were outstanding options under the 2005 Plan to purchase 1,401,692 shares of our common stock.
     On July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires us to recognize expense related to the estimated fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Stock-based compensation expense for all stock-based awards granted subsequent to July 1, 2005 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. We recognize the stock-based compensation expense ratably over the requisite service period, which is generally the option vesting term of twelve to fifty months. All stock options have a term of 10 years. Stock-based compensation expense for the three months ended September 30, 2006 and 2005 was $426,000 and $2.2 million, respectively.
     The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended
	September 30,
	2006	2005
Expected life (in years)	5	5
Expected volatility	82%	129%
Risk-free interest rate	4.99%	4.00%
Dividend yield	N/A	N/A
     The per share weighted average fair values of the stock options awarded in the three months ended September 30, 2006 and 2005 were $ 1.57 and $2.59, calculated based on the fair market values of our common stock on the respective dates of grant.
     The following table summarizes information about our stock option transactions in the three months ended September 30, 2006:

	Options Outstanding
		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Outstanding at June 30, 2006	3,047,733	$4.17
Granted	1,177,300	$2.29
Exercised	129,608	$2.03
Forfeited and expired	49,249	$6.94
Outstanding at September 30, 2006	4,046,176	$3.66
Exercisable at September 30, 2006	2,553,702	$4.37

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
Note O Long-term Debt:
     Long-term debt consisted of the following (in thousands):

	September 30,	June 30,
	2006	2006
April 2005 7% Convertible Debentures maturing April 20, 2008, convertible at $1.57 per share	$828	$985
April 2005 9% Senior Secured Debentures maturing April 20, 2008, secured by a lien on certain assets	2,000	2,000
July 2005 4% Convertible Debentures maturing July 12, 2008, convertible at $2.63 per share	1,100	1,300
July 2005 9% Senior Secured Debentures maturing July 12, 2008, secured by a lien on certain assets	2,075	2,075
Other long-term debt	32	33

	6,035	6,393
Less:
Discount and beneficial conversion feature on convertible debentures	(1,297)	(1,763)
Discount on secured debentures	(764)	(872)

Total	$3,974	$3,758

     Amortization of offering costs, debt discount, and beneficial conversion feature of approximately $642,000 is included in interest expense for three months ended September 30,

2006. Interest on the 7% and 4% Convertible Debentures is payable, at our option, in either stock or cash. Due to the beneficial conversion feature and the value allocated to warrants issued with the convertible debt, the effective interest rate on the convertible debt is approximately 38%. Due to the value allocated to warrants issued with the secured debt, the effective interest rate on the secured debt is approximately 20%.
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
     Warrants issued in connection with the redeemable convertible preferred stock have an exercise price of $5.00 per share, exercisable 181 days from closing. We estimated the per share value of the warrant to be $3.37 using the Black-Scholes model with the following assumptions: life of 5 years; risk free interest rate of 4%; volatility of 74%; and no dividend yield. The aggregate value of the warrants is approximately $5,386,000 and was recorded as a discount to the redeemable convertible preferred stock. A beneficial conversion feature of approximately $6,186,000 was also recorded as discount to the redeemable convertible preferred stock. Offering costs were approximately $1,250,000. The discount is being amortized using the effective method over the life of the preferred stock. For the three months ended September 30, 2006, $1.5 million of amortized discount and offering costs were charged to interest expense.
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
Note R Warrants:
     The number of shares of common stock issuable under warrants related to private placements and the respective exercise prices are summarized as follows:

		Shares of Common	Per Share
	Expiration	Stock Issuable Under	Exercise
Warrants relating to issuance of :	Date	Warrants	Price
Apr. 2005 7% Convertible Debentures	10/10/2010	299,044	$1.57
Jul. 2005 4% Convertible Debentures	01/08/2011	950,571	$2.63
Jul. 2005 9% Secured Debentures	01/08/2011	235,000	$2.63
Dec. 2005 Convertible Preferred Stock	06/27/2011	1,533,000	$5.00
Jan. 2006 Convertible Preferred Stock	07/02/2011	100,000	$5.00
Mar. 2006 Common Stock	09/26/2010	750,000	$5.00

Total Warrants Outstanding:		3,867,615

Note S Subsequent Events:
     On October 17, 2006, the business loan agreement with Preferred Bank was amended. The total amount of borrowings permitted under this amended agreement is $33.0 million, subject to a borrowing base equal to 80% of eligible accounts receivable approved and assigned to CIT plus 40% of eligible inventory, up to a maximum of $12 million, with the following limitations:
(a) $4 million limitation for the issuance of letters of credit, subject to the borrowing base;
(b) $19 million for trust receipts and acceptances up to 90 days, subject to the borrowing base;
(c) $10 million for trust receipts and general working capital for up to 60 days, subject to the borrowing base;
(d) the amounts in (a) plus (b) shall not exceed $23 million;
(e) the amounts in (a) plus (b) plus (c) shall not exceed $33 million; and
(f) the borrowings under the facility bear interest at Preferred Bank’s prime rate (8.25% at October 17, 2006) plus 0.50%.
     Accounts receivable eligible to be included in the borrowing base include gross amounts assigned to CIT in accordance with the CIT Agreement. Pursuant to the terms of the credit facility, funds collected by CIT are to be utilized by Preferred Bank as follows: i) 25% to retire existing trust receipt loans on a first in, first out basis; ii) 60% to repay advances under the working capital portion of the loan facility; and iii) 15% to us. Additional requirements of the credit facility are that we maintain our primary operating accounts at Preferred Bank and that we maintain positive annual taxable net income and submit quarterly internal financial statements within 60 days of the end of each quarter, and audited annual financial statements within 120 days of the end of the fiscal year.
     The business loan is personally guaranteed jointly and severally by certain of our officers and directors. In addition, Kolin has provided to Preferred Bank a $10 million standby letter of credit as additional security for this facility. This business loan expires on January 5, 2007. Upon maturity, the entire unpaid principal balance and all unpaid accrued interest shall become due and payable in full.

     On October 30, 2006, we entered into an agreement to acquire Vivitar Corporation. Vivitar is based in Oxnard, California. and designs, develops, and markets photographic, optical, electronic, and digital imaging products. The acquisition will be for approximately $26 million in our common stock. The acquisition will give us full ownership over all Vivitar assets and creates an entree into digital photography and Vivitar’s established global retail and distribution channels. Vivitar will be operated as a wholly owned subsidiary of Syntax-Brillian. By consolidating shared resources, contract manufacturing relationships, marketing, and engineering expertise and distribution channels, the acquisition of Vivitar is expected to produce significant economic and logistical advantages for our company.
     The number of common shares outstanding increased from 49,674,347, on September 30, 2006, to 51,446,695, on November 8, 2006, primarily as the result of conversions of convertible debentures and redeemable convertible preferred stock to common stock and the exercise of warrants.
Note T Income Taxes:
     We account for income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which the related taxes are expected to be paid or recovered. We recognize income tax expense as we recognize taxable net income on a financial reporting basis, to the extent net income exceeds our tax loss carry forwards.
     The income tax provision for the three months ended September 30, 2006 consisted of the following:

Current (net of benefit of net operating loss carryforward of $1.5 million)	$0
Deferred (net of decrease in valutaion allowed of $1.5 million)	0

Net income tax provision	$0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS
          The statements contained in this report on Form 10-Q which are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2007 and thereafter; the amounts, prices, timing, or terms under which we sell HDTVs to our customers; technological innovations; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the anticipated benefits of pending acquisitions; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.
Overview
     We are a leading designer, developer, and distributor of high-definition televisions, or HDTVs, in liquid crystal display, or LCD, and liquid crystal on silicon, or LCoS, formats. Our LCD HDTVs and our popular-priced LCoS HDTVs are sold under our Olevia brand name, and our premium large-screen, rear-projection HDTVs, utilizing our proprietary LCoS microdisplay technology, are sold under our brand names and the brand names of high-end audio/video manufacturers, distributors of high-end consumer electronics products, and consumer electronics retailers. Our price-conscious Olevia product lines include flat panel LCD models in diagonal sizes from 23 inches to 42 inches and our 65-inch Gen II LCoS rear projection HDTV designed for the high-volume home entertainment market; our price-performance, full feature Olevia product line includes 42-inch and 47-inch high-end HDTVs for the home entertainment and home theater markets; and our Gen II LCoS rear projection 65-inch HDTV addresses the premium audio/video market. We have established a virtual manufacturing model utilizing Asian sourced components and third-party contract manufacturers and assemblers located in close proximity to our customers to assemble our HDTVs. We also offer a broad line of LCoS microdisplay products and subsystems, including LCoS imagers that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.
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
     General and Administrative Expense. General and administrative expense consists principally of salaries and benefits to administrative personnel, insurance expense, legal fees, audit and accounting fees, and facilities costs.
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
Results of Operations
     Three months ended September 30, 2006 compared with three months ended September 30, 2005
          Net Sales. Net sales increased 218% to $87.0 million in the first quarter of fiscal 2007 from $27.4 million in the first quarter of fiscal 2006. Net sales consisted of LCD television sales revenue of $85.7 million and $1.3 million of revenue from LCoS products.
          LCD television revenue of $85.7 million represents an increase of 213% from $27.4 million in the comparable quarter of the previous year. The increase in LCD television revenue was a result of increased unit shipments. During the quarter ended September 30, 2006, we shipped approximately 144,000 units compared with approximately 34,000 in the quarter ended September 30, 2005.
          LCoS revenue for the first quarter of fiscal 2007 was $1.3 million. There was no LCoS revenue in the first quarter of fiscal 2006.
          Net sales in North America totaled $38.9 million, or 45% of total net sales, in the first quarter of fiscal 2007 compared with $23.7 million, or 87% of total net sales, in the first quarter of fiscal 2006. Net sales in Asia totaled $48.1 million, or 55% of total net sales, in the first quarter of fiscal 2007 compared with $3.6 million, or 13% of total net sales, in the first quarter of fiscal 2006. Net sales in Europe totaled $5,000, or less than 1% of net sales, in the first quarter of fiscal 2007. There were no sales in Europe in the first quarter of fiscal 2006.
          Cost of Sales. Cost of sales was $71.2 million, or 82% of net sales, in the first quarter of fiscal 2007 compared with $21.7 million, or 79% of net sales, in the first quarter of fiscal 2006.
          LCD television cost of sales totaled $67.8 million, or 79% of LCD television net sales, in the quarter ended September 30, 2006 compared with $21.7 million, or 79% of LCD television net sales, in the comparable period of the previous year. Cost of LCD television sales for the three months ended September 30, 2006 and 2005 includes purchases from Kolin, net of rebates, totaling $53.9 million and $(696,000), respectively.
          In the first fiscal quarter of 2007, we recorded cost of sales for LCoS net sales totaling $3.5 million, or 262% of LCoS net sales. There was no LCoS cost of sales in the first quarter of fiscal 2006. The large negative gross margin in the first fiscal quarter of 2007 resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products. To date, our LCOS manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure. A significant portion of our manufacturing costs are fixed in nature and consist of items such as utilities, depreciation, and amortization. The amounts of these costs do not vary period to period based on the number of units produced nor can the amounts of these costs be adjusted in the short term. Therefore, in periods of lower production volume, these fixed costs are absorbed by a lower number of units, thus increasing the cost per unit. As a result, we expect it will be difficult to attain significant improvements in gross margins until we can operate at higher production volumes.
          In March 2004, we and Kolin entered into three agreements which provide for rebates to us on purchases from Kolin. Under these agreements, we receive a rebate equal to 3.0% of purchases for providing technical know how to Kolin, 2.5% for market development funds, and volume incentive rebates up to 2.75% of purchases. The foregoing rebates issued by Kolin are issued monthly based upon units shipped from Kolin to us. In accordance with the Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” we record these rebates as a reduction to the price of the products purchased upon receipt of the products and allocate such rebates to inventory and cost of sales accordingly. Rebates granted by Kolin applicable to goods in transit are recorded as amounts outstanding to Kolin until such goods are received.

          For the three months ended September 30, 2006 and 2005, Kolin agreed to grant us additional monthly lump sum rebates for price protection of $4.3 million and $13.4 million, respectively, representing 4.0% and 21.6% of actual purchases from Kolin, respectively, which were credited to cost of sales in the period received as these price protection grants related to inventory purchased from Kolin that had been sold to our customers during the respective periods. In April 2005, we entered into an agreement whereby Kolin agreed that in no event shall the amount of the price protection to be issued by Kolin to us for any calendar month be less than 18% of the amount invoiced by us to our customers for such calendar month. On July 1, 2006 the agreement was amended to remove the guaranteed 18% price protection and to base price protection upon market conditions. We record price protection received as a reduction in the value of inventory purchased from Kolin and a corresponding reduction in the accounts payable balance to Kolin. As of September 30, 2006, the amount of reduction in the value of inventory purchased from Kolin and the corresponding reduction in accounts payable to Kolin was $877,000.
          As of June 30, 2004, we had entered into an agreement with Kolin for reimbursement of warranty expense for units we sold. Through December 2004, we had retained an independent third party to provide on-site service to consumers who purchased our LCD television products. The cost to us for this service was $10 per unit shipped. Since January 2005, we have provided on-site service to consumers for warranty claims through a different third party, which is billed to us on a case-by-case basis. Kolin has agreed to reimburse us varying amounts ranging from $10 to $100 per unit to cover the cost of these warranty expenses as well as our costs in administering the program and servicing units which cannot be serviced by the warranty providers. Kolin provides these per unit reimbursements at the time they ship products to us. We record these reimbursements from Kolin first as a reduction to the third-party warranty costs, with the excess reimbursement amortized over a 12-month period and applied as a credit to cost of sales for units that have been shipped to customers. We record reimbursements received from Kolin for units that have not been shipped to customers as deferred warranty revenue. As of September 30, 2006, deferred warranty revenue was $9.0 million. Recognized warranty reimbursements, which are recorded as a reduction in cost of sales, totaled $2.2 million and $766,000 for the three months ended September 30, 2006 and 2005, respectively.
          Selling, Distribution, and Marketing Expense. Selling, distribution, and marketing expenses totaled $3.1 million, or 3.6% of net sales, in the quarter ended September 30, 2006 compared with $937,000, or 3.4% of net sales, for the comparable period of the previous year. The increase in selling, distribution, and marketing expenses, for the quarter ended September 30, 2006 was primarily related to additional headcount resulting from the merger, advertising expenses and other marketing costs necessary to develop our distribution channel. Advertising expense was $2.1 million and $717,000 for the three months ended September 30, 2006 and 2005, respectively.
          General and Administrative Expense. General and administrative expense totaled $4.2 million in the quarter ended September 30, 2006, compared with $5.1 million in the quarter ended September 30, 2005. This decrease was primarily caused by a $1.7 million decrease in stock-based compensation from the prior year which was partially offset by an increase in personnel costs resulting from the merger.
          Research and Development Expense. Research and development expense totaled $1.4 million in the quarter ended September 30, 2006. Research and development expense began to be incurred upon completion of the Merger on November 30, 2005. There was no such expense in the comparable quarter of the previous year.
          Interest Expense. During the first quarter of fiscal 2007, we recorded net interest expense of $3.3 million compared with $296,000 in the first quarter of fiscal 2006. During the three months ended September 30, 2006, we incurred interest expense related to our credit facility with Preferred Bank totaling approximately $697,000, cash interest expense related to our 9% senior secured debentures of approximately $94,000, and non-cash interest expense and amortization of issuance costs related to the convertible debentures, senior secured debentures, and redeemable convertible preferred stock of approximately $2.5 million. Under generally accepted accounting principles, we are required to measure the value of the warrants issued with debentures and redeemable convertible preferred stock issued and the beneficial conversion feature of the convertible debentures and redeemable convertible preferred stock issued. The resulting values are recorded as a discount to the debentures and redeemable convertible preferred stock with a corresponding increase in additional paid-in capital. The original discount to the convertible debentures was equal to their face value of $7.5 million and the original discount to the secured debentures was $1.4 million. The original discount and beneficial conversion feature to the redeemable convertible preferred stock was $11.6 million. The discount, along with amortization of issuance costs, is being accreted to interest expense over the three-year term of the notes and the two-year term of the redeemable convertible preferred stock.
          Net Income (Loss). Net income was $3.8 million in the first quarter of fiscal 2007 compared with a net loss of $658,000 in the first quarter of fiscal 2006. The positive results in the current period were due primarily to increased shipments of LCD televisions.
          Income Tax. We record income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” We recognize income tax expense as we recognize taxable net income on a financial reporting basis, to the extent net income exceeds our tax loss carry forwards. For the three months ended September 30, 2006, we recorded no expense or benefit as compared with income tax benefit of $79,000 for the three months ended September 30, 2005.
Liquidity and Capital Resources
          At September 30, 2006, we had $8.3 million of cash and cash equivalents. At June 30, 2006, we had $7.4 million of cash and cash equivalents.
          Net cash provided by operating activities for the three months ended September 30, 2006 was $3.3 million compared with $7.4 million net cash used by operating activities in the same period of the prior year. The operating cash inflow during the three months ended September 30, 2006 was primarily the result of net income and an increase in payables which was partially offset by increases in net receivables, net inventories, and net deposits. The operating cash outflow in the three months ended September 30, 2005 was primarily a result of the net loss and increases in accounts receivable which were partially offset by increases in payables, provisions for inventory reserves, and stock-based compensation.
          Net cash used by investing activities for the three months ended September 30, 2006 was $5.4 million compared with $1.2 million for the comparable period of the prior year. Net cash used by investing activities for the three months ended September 30, 2006 included investments of $245,000, purchases of equipment of $192,000, and the purchase of a manufacturing license for $5.6 million. Offsetting these investments were the sales of investments and fixed assets totaling $625,000. Net cash used by investing activities for the three months ended September 30, 2005 included investments of $1.0 million and purchases of equipment of $152,000.
          Net cash provided by financing activities for the three months ended September 30, 2006 was $3.0 million compared with $7.2 million for the three months ended September 30, 2005. Net cash provided by financing activities for the three months ended September 30, 2006 consisted primarily of proceeds from bank loans of $2.0 million, and the issuance of common stock related to our employee stock purchase plan and the exercise of options and warrants provided a total of $1.0 million. Net cash provided by financing activities for the three months ended September 30, 2005 consisted primarily of proceeds from bank loans of $3.0 million, and net transfers from Syntax Groups Corporation of $4.2 million.
          We have historically funded our operations and operating cash outflows through the use of vendor accounts payable terms, notes payable, and bank lines of credit with a borrowing base calculated as a percentage of eligible accounts receivable as explained below and through the issuance of long-term debt and preferred stock.
          We believe that the cash from operations and the increased Preferred Bank credit facility will be sufficient to sustain operations at the current level for the next 12 months. However, if we continue to experience rapid revenue growth, additional capacity under accounts receivable lines of credit or other sources of financing, such as long-term debt or equity financing, will be necessary. We are currently negotiating with multiple banks for lines of credit with significantly increased borrowing capacity. Although there can be no assurance that the required financing will be available on favorable terms, or at all, we believe that we will be able to obtain the required financing to continue to fund our business, including the anticipated growth, for at least the next 12 months. If sufficient additional financing is not available, we would need to curtail our growth rate in order to have sufficient cash to continue our operations.
          In addition to financing our operations and growth, our suppliers and contract manufacturers, including

Kolin, will need access to working capital in increasing amounts in order to finance the purchase of components and manufacturing operations to support our anticipated growth. We refer to this financing need as supply chain financing. We believe that our suppliers and contract manufacturers, including Kolin, have access to sufficient working capital financing, including significant bank lines of credit, to support our anticipated growth. However, if sufficient supply chain financing is not available to our suppliers and contract manufacturers, we would need to curtail our growth rate in order to have access to sufficient supply of product.
          As of September 30, 2006, we were party to a business loan agreement with Preferred Bank. The total amount of borrowings permitted under this agreement at September 30, 2006 was $28.0 million, subject to a borrowing base equal to 80% of eligible accounts receivable approved and assigned to CIT plus 40% of eligible inventory, up to a maximum of $12 million, with the following limitations:
•	$18 million limitation for the issuance of letters of credit, subject to the borrowing base;

•	$9 million for trust receipts and acceptances up to 90 days, subject to the borrowing base;

•	$10 million for trust receipts and general working capital for up to 60 days, subject to the borrowing base;

•	the amounts in (a) plus (b) shall not exceed $18 million;

•	the amounts in (a) plus (b) plus (c) shall not exceed $28 million; and

•	the borrowings under the facility bear interest at Preferred Bank’s prime rate (8.25% at September 30, 2006) plus 0.50%.
          Accounts receivable eligible to be included in the borrowing base include gross amounts assigned to CIT in accordance with the CIT Agreement. Pursuant to the terms of the credit facility, funds collected by CIT are to be utilized by Preferred Bank as follows: i) 25% to retire existing trust receipt loans on a first in, first out basis; ii) 60% to repay advances under the working capital portion of the loan facility; and iii) 15% to us. Additional requirements of the credit facility are that we maintain our primary operating accounts at Preferred Bank and that we maintain positive annual taxable net income and submit quarterly internal financial statements within 60 days of the end of each quarter, and audited annual financial statements within 120 days of the end of the fiscal year.
          We did not maintain positive taxable income for the year ended June 30, 2006 and have obtained a waiver from Preferred Bank with respect to this covenant.
          The business loan is personally guaranteed jointly and severally by certain of our officers and directors. In addition, Kolin has provided to Preferred Bank a $10 million standby letter of credit as additional security for this facility. Upon maturity, the entire unpaid principal balance and all unpaid accrued interest shall become due and payable in full. This business loan was to expire on October 5, 2006, but was extended to January 5, 2007; see Note S Subsequent Events.
          In addition, at September 30, 2006, we owed Preferred Bank a short-term loan in the amount of $13.8 million which is due on January 5, 2007. Interest is charged at Preferred Bank’s prime rate (8.25% at September 30, 2006) plus .50%, and the loan is secured by a Kolin deposit account at Preferred Bank.
Aggregate Contractual Obligations and Commercial Commitments
          The following table lists our contractual commitments as of September 30, 2006 (in thousands):

		Less Than 1			More than
	Total	Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$6,003	—	6,003	—	—
Interest payments on long-term debt	787	475	312	—	—
Loans payable — bank	32,800	32,800	—	—	—
Redeemable convertible preferred stock redemptions	15,000	11,250	3,750	—	—
Redeemable convertible preferred stock dividends	712	375	37
Facilities leases	3,653	1,339	2,140	174	—
Purchase orders	165,931	165,931
Advertising commitments	9,346	9,346
Investment commitments	1,600	1,600
Off Balance Sheet Arrangements
          We do not have any off balance sheet arrangements.
Impact of Recently Issued Standards
          Effective July 1, 2005, we adopted SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect our consolidated financial statements in the period of adoption. Its effect on future periods will depend on the nature and significance of any future accounting changes subject to this statement.
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
          In March 2006, the Financial Accounting Standards Board issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS No. 156 in fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
          In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that became effective beginning July 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not affect our consolidated financial statements and is not expected to have a material effect in the future on our consolidated financial statements.
          In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 may have on its financial position or results of operations.
          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS 158 are to be applied prospectively upon adoption. For companies without publicly traded equity securities, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after June 15, 2007, while the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.
          In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

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
Interest Rate Risk
          At September 30, 2006, we had an outstanding balance under our line of credit with Preferred Bank of approximately $19.0 million. As amended on March 31, 2006, this line of credit bears interest at Preferred Bank’s prime rate (8.25% at September 30, 2006) plus .05%. On September 30, 2006, our credit limit under this facility was $28 million. If we were to borrow the full $28 million, a 1% increase in the prime rate would result in incremental estimated annual interest expense of $280,000.
Foreign Currency Risk
          We recorded approximately $1.7 million of revenue denominated in Canadian dollars in the three months ended September 30, 2006. We recorded a $9,000 foreign currency exchange loss in the three months ended September 30, 2006.
Credit Risk
          We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable are limited due to the nature of our customer base. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risk.
Equity Price Risk
          We hold investments in capital stock of privately held companies. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that is other-than-temporary. From inception through September 30, 2006 we have not recorded any impairment losses on strategic investments. As of September 30, 2006, our strategic investments had a carrying value of $1.0 million, and we have determined that there was no impairment in these investments at that date. We cannot assure you that our investments will have the above-mentioned results, or that we will not lose all or any part of these investments.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          The information set forth under Note K of Notes to Condensed Consolidated Financial Statements (unaudited), included in Part I, Item 1 of this Report, is incorporated herein by reference.
ITEM 1A. RISK FACTORS
          None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None
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

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTAX-BRILLIAN CORPORATION
Date: November 9, 2006	By:	/s/ Vincent F. Sollitto Jr.
Vincent F. Sollitto, Jr.
Chief Executive Officer

Date: November 9, 2006	By:	/s/ Wayne A. Pratt
Wayne A. Pratt
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer