Form 10-Q
period 2006-12-31
SYNTAX-BRILLIAN CORP
filed 2007-02-14
CIK 1232229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Quarter Ended December 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF FEBRUARY 9, 2007

Common	59,983,792
Par value $.001 per share

SYNTAX-BRILLIAN CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2006

		Page
PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets - December 31, 2006 (unaudited) and June 30, 2006	1

	Condensed Consolidated Statements of Operations (unaudited) - Three and Six Months Ended December 31, 2006 and 2005	2

	Condensed Consolidated Statements of Cash Flows (unaudited) - Six Months Ended December 31, 2006 and 2005	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4.	CONTROLS AND PROCEDURES	33

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	34

ITEM 1A.	RISK FACTORS	34

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	34

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	34

ITEM 5.	OTHER INFORMATION	34

ITEM 6.	EXHIBITS	35

SIGNATURES		36
EX-10.53
EX-10.54
EX-10.55
EX-10.56
EX-10.57
EX-10.58
EX-10.59
EX-10.60
EX-10.61
EX-10.62
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2006	2006
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$23,233	$7,375
Accounts receivable and due from factor, net	207,189	50,829
Inventories, net	60,295	13,151
Deposit with Kolin (a related party)	26,253	5,067
Deferred tax asset	2,666	2,666
Other current assets	4,833	1,370

Total current assets	324,469	80,458

Fixed assets, net	15,841	16,703
Long-term investments	980	1,307
Intangible assets, net	38,090	20,737
Goodwill	16,278	6,990
Other assets	676	1,461

Total Assets	$396,334	$127,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Loan payable, bank	$83,835	$30,800
Notes payable	—	650
Accounts payable	138,287	3,924
Accrued rebates payable	97	4,043
Deferred warranty revenue	16,139	4,551
Income taxes payable	2,296	96
Other current liabilities	16,083	5,540
Current portion of redeemable convertible preferred stock (net of $3,483 and $0 discount)	6,150	3,432

Total Current Liabilities	262,887	53,036

Long-term debt (net of $0 and $2,635 discount)	31	3,758
Redeemable, convertible preferred stock (net of $6,780 discount)	—	3,432
Deferred income taxes	2,628	2,628

Stockholders’ Equity:
Common stock, $.001 par value; 120,000,000 shares authorized, 58,740,057 and 48,485,912 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	59	49
Additional paid-in capital	134,540	84,489
Accumulated deficit	(3,811)	(19,736)

Total stockholders’ equity	130,788	64,802

Total Liabilities and Stockholders’ Equity	$396,334	$127,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
Net sales	$242,458	$60,155	$329,496	$87,512

Cost of sales	204,698	53,321	275,953	75,059

	37,760	6,834	53,543	12,453

Operating expenses:
Selling, distribution, and marketing	5,853	1,988	8,984	2,926
General and administrative	7,865	4,460	12,056	9,586
Research and development	1,950	627	3,351	627

Total operating expense	15,668	7,075	24,391	13,139

Operating income (loss)	22,092	(241)	29,152	(686)

Interest expense	(7,389)	(991)	(10,686)	(1,283)
Interest income and other income (expense)	92	—	(17)	—
Gain on sale of DigiMedia investment	—	—	176	—

Total non-operating expense	(7,297)	(991)	(10,527)	(1,283)

Net income (loss) before income taxes	14,795	(1,232)	18,625	(1,969)

Income tax expense	(2,700)	(79)	(2,700)	—

Net income (loss)	$12,095	$(1,311)	$15,925	$(1,969)

Net income (loss) per common share:
Basic	$0.22	$(0.04)	$0.31	$(0.06)
Diluted	$0.21	$(0.04)	$0.29	$(0.06)
Weighted average number of common shares:
Basic	53,892	37,219	51,532	35,529
Diluted	59,270	37,219	56,306	35,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Six Months Ended
	December 31,
	2006	2005
Operating Activities:
Net income (loss)	$15,925	$(1,969)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,590	485
Provision for inventory reserves	2,716	6,614
Provision for doubtful accounts	1,452	54
Amortization of debenture discount and offering costs	3,016	521
Amortization of convertible preferred stock discount and costs	5,222	—
Stock compensation expense	1,996	3,670
Stock issued to pay interest	—	175
Gain on sale of assets	(6)	—
Gain on sale of investment	(176)	—
Joint venture loss	148	—
Income tax expense recorded as a reduction of goodwill	500	—
Changes in assets and liabilities:
Increase in accounts receivable and due from factor	(126,223)	(27,150)
(Increase) in inventories	(27,753)	(16,024)
Decrease in other current assets	4,296	688
(Increase) in other assets	(94)	(1,642)
Increase (decrease) in accrued rebates payable	(3,946)	5,715
Increase in deferred warranty revenue	11,588	1,650
Increase (decrease) in income taxes payable	2,200	(1,414)
Increase in accounts payable	53,304	11,521
Increase in other accrued liabilities	6,730	143

Net cash provided by (used in) operating activities	(46,515)	(18,339)

Investing Activities:
Fixed assets purchased	(655)	(456)
Fixed assets sold	25	—
Long-term investments sold	600	—
Long-term investments purchased	(245)	—
License purchased	(5,551)	—

Net cash used in investing activities	(5,826)	(456)

Financing Activities:
Proceeds from issuance of common stock	10,000	2,528
Proceeds of redeemable convertible preferred stock offering	—	13,893
Stock issued pursuant to Employee Stock Purchase Plan	205	—
Net proceeds from bank loan payable	53,035	8,744
Proceeds of long-term debt and notes payable	—	850
Repayment of long-term debt and notes payable	(4,728)	(11)
Cash acquired from purchase acquisitions	6,024	1,035
Proceeds from warrants exercised	3,004	69
Proceeds from stock options exercised	659	23

Net cash provided by financing activities	68,199	27,131

Net increase in cash and cash equivalents	15,858	8,336
Cash and cash equivalents, beginning of period	7,375	1,804

Cash and cash equivalents, end of period	$23,233	$10,140

Supplemental Cash Flow Information:
Cash paid for interest	$1,746	$21

Cash paid for income taxes	$—	$—

Supplemental Schedule of Non-cash Investing Activities
Increase in deposits with Kolin and its related accounts payable	$26,253	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          Organization:
          We are a leading designer, developer, and distributor of high-definition televisions, or HDTVs, in liquid crystal display, or LCD, and liquid crystal on silicon, or LCoS, formats. Our LCD HDTVs and our LCoS HDTVs are sold under our Olevia brand name. Our price-conscious Olevia product line includes flat panel LCD models in diagonal sizes from 23 inches to 42 inches and our 65-inch Gen II LCoS rear projection HDTV designed for the high-volume home entertainment market; our price-performance, full feature Olevia product line includes 42-inch and 47-inch high-end HDTVs for the home entertainment and home theater markets; and our Gen II LCoS rear projection 65-inch HDTVs address the premium audio/video market. We have established a virtual manufacturing model utilizing Asian sourced components and third-party contract manufacturers and assemblers located in close proximity to our customers to assemble our HDTVs. We also offer a broad line of LCoS microdisplay products and subsystems, including LCoS imagers that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.
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
          On November 21, 2006 we purchased Vivitar Corporation, an Oxnard, California-based company, a leading designer, developer, and distributor of photographic, optical, electronic and digital imaging products, for 4,565,141 shares of our common stock. Vivitar is operated as a wholly owned subsidiary of Syntax-Brillian.
Note A Summary of Significant Accounting Policies:
          Basis of Presentation. The accompanying unaudited, condensed, consolidated financial statements for the three and six months ended December 31, 2006 include the financial statements of Syntax-Brillian Corporation and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The financial statements presented for the three and six months ended December 31, 2005 include the operations of the Home and Personal Entertainment Business of Syntax Groups Corporation up to the Merger date of November 30, 2005, and the combined operations thereafter.
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of financial statements. In our opinion, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and six month periods ended December 31, 2006 are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2007. These consolidated financial statements should be read in conjunction with our Form 10-K/A filed with the Securities and Exchange Commission on October 20, 2006.
          Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. On an ongoing basis, we evaluate estimates and judgments, including those related to revenue, accounts receivable, inventories, property and equipment, intangibles and goodwill, income taxes, accrued rebates, and contingencies. Estimates are based on historical experience or on various other assumptions that we believe reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
          Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, due from factor, accounts payable, accrued liabilities, bank loan payable, notes payable, current portion of long-term debt, and long-term debt approximate fair value.
          Reclassification. Certain amounts have been reclassified in fiscal 2006 to conform to the presentation in fiscal 2007.
          Cash and Cash Equivalents. For purposes of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.
          Accounts Receivable / Due from Factor. We maintain an allowance for doubtful accounts not assigned to a factor and accounts assigned to a factor with recourse for estimated losses resulting from the inability of customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of a customer were to deteriorate, additional allowances could be required. The balances in the allowance for doubtful accounts were $2.5 million and $232,000 at December 31, 2006 and 2005, respectively.
          Inventories. We purchase the majority of our LCD business products as finished goods ready to ship to customers. All other products are purchased in major components that require minimum assembly prior to shipment to customers. Inventories at December 31, 2006 and 2005 for the LCD business are stated at the lower of cost (moving average method) or net realizable value. Factory rebates and other allowances applicable to product purchases are treated as a reduction in product cost. The majority of our purchases for the LCoS business are major components that are stated at the lower of cost (first-in, first-out) or net realizable value.
          Vendor Allowances. We currently receive two types of vendor allowances: volume rebates that are earned as a result of attaining certain purchase levels, and price protection, which is earned based upon the impact of market prices on a monthly basis. We also obtain incentives for technical know how and market development that are earned as result of monthly purchase levels. All vendor allowances are accrued as earned, and those allowances received as a result of attaining certain purchase levels are accrued over the incentive period based on estimates of purchases. We record the consideration received from a vendor in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, which states that consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and are recorded as a reduction of cost of sales when recognized in our Statement of Operations.
          Fixed Assets. We record our machinery, equipment, and office furniture at cost and depreciate them using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements using the straight-line method over the original term of the lease or the useful life of the improvement, whichever is shorter. We depreciate our property and equipment using the following estimated useful lives:

Estimated
Useful Life
Machinery and equipment	3 – 5 years
Office furniture and fixtures	5 years
Building improvements	4 - 5 years
          We capitalize major additions and betterments and charge replacements, maintenance, and repairs that do not extend the useful lives of the assets to operating expense as incurred.
          Capitalized Software Costs. We capitalize certain costs related to the acquisition of software and amortize these costs using the straight-line method over the estimated useful life of the software, which is three years.
          Goodwill and Intangibles. We record goodwill as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Our intangible assets include trademarks, trade names, and patented technologies, which were recorded at fair value on the acquisition date. Intangible assets are amortized using the straight-line method over the estimated useful life of the assets.
          Investments. We account for our investments in which we have less than a 20% ownership interest at cost, and annually review such investments for impairment. We account for our investments in which we have a greater than 20% but less than 50% ownership interest and for which we do not have the ability to exercise control under the equity method.
          Impairment of Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. We recognize an impairment loss when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount.
          Deferred Income Taxes. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized, a valuation allowance is established if necessary.
          Warranties. We typically warrant our products against defects in material and workmanship for a period of one year from purchase with on-site service provided for certain of our products. As of June 30, 2004, we entered into an agreement with our primary supplier of LCD television products and components, Taiwan Kolin Co., Ltd. (“Kolin”) reimbursement of the cost of our warranty expenses for units sold. We record these reimbursements from Kolin first as a reduction to the third party warranty costs, with the excess reimbursement amortized over a 12-month period and applied as a credit to cost of sales for units, which have shipped to customers. We record reimbursements received from Kolin for units, which have not been shipped to customers as deferred warranty revenue (See Note B, Related Party Transactions).
          Stock-Based Compensation. On July 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires us to recognize expense related to the estimated fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Stock-based compensation expense for all stock-based awards granted subsequent to July 1, 2005 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. We recognize the stock-based compensation expense ratably over the requisite service period, which is generally the option vesting term of 12 to 50 months. All stock options have a term of 10 years. Stock-based compensation expense for the three and six month periods ended December 31, 2006 was $1.6 million and $2.0 million, respectively. Stock-based compensation for the three and six month periods ended December 31, 2005 was $1.4 million and $3.7 million, respectively.
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
          Shipping and Handling Costs. Shipping and handling related to our purchases of LCD HDTV products from our principal manufacturer is included in purchase price. We include shipping and handling costs associated with freight-out to customers in cost of sales. Shipping and handling charges to customers are included in sales.
          Advertising Costs. We record advertising costs, which include cooperative advertising, media advertising and production costs, as selling, distribution, and marketing expenses in the period in which the advertising first takes place. During the three- and six- months ended December 31, 2006, we incurred $3.1 million and $5.2 million of advertising costs, respectively. During the three and six month periods ended December 31, 2005, we incurred $684,000 and $1.4 million of advertising costs, respectively.
          Segment Reporting. The Financial Accounting Standards Board (FASB) issued SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, which requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. We have three business segments for reporting purposes, the Liquid Crystal Display (LCD) televisions segment, the Liquid Crystal on Silicon (LCoS) segment, and the Digital Camera segment.
          Recent Accounting Pronouncements. Effective July 1, 2005, we adopted SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect our consolidated financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this Statement.
          In February 2006, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS 155 in our fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS 156 in our fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.

          In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that became effective beginning July 2006. FSP FIN 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this Statement did not affect our consolidated financial statements and is not expected to have a material effect in the future on our consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position, and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS 158 are to be applied prospectively upon adoption. We will adopt SFAS 158 in our fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 157; “Fair Value Measurements” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our financial statements.
          In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual-approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We will adopt SFAS 108 in our fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
Note B Related Party Transactions:
          Kolin and its subsidiary own approximately 10.4% of our common stock. We are currently and have historically been significantly dependent upon Kolin as a supplier of products. On March 9, 2004, in conjunction with our plans to expand our product lines to include home entertainment products, including LCD televisions, we entered into a Manufacturing Agreement with Kolin. This Manufacturing Agreement had an initial term of one year and could be extended for up to five additional one-year periods at our option. We have elected to extend this Manufacturing Agreement to March 2007 and anticipate that we will further extend it to at least March 2008. Although we believe we could obtain product from other sources, and have begun to do so, the loss of Kolin as a supplier could have a material impact on our financial condition and results of operations as the products that we currently purchase from Kolin may not be available on the same terms from another supplier.
          We receive rebates from Kolin equal to approximately 3% of purchases for providing technical know how to Kolin, approximately 2.5% for market development funds, and volume incentive rebates up to 2.75% of purchases. These rebates are issued by Kolin monthly based upon units shipped to us from Kolin. We record these rebates as a reduction to the cost of goods purchased. These rebates are recorded upon receipt of the product and we allocate these rebates to inventory and cost of sales based upon the proportion of units purchased from Kolin that we have sold to our customers and units still in our inventory.
          We agreed upon additional rebates for price protection of $20.4 million and $16.6 million, representing 9.7% and 26.3% of actual purchases, for the three months ended December 31, 2006 and 2005, respectively, and $24.7 million and $29.2 million, representing 7.7% and 24.5% of actual purchases, for the six months ended December 31, 2006 and 2005, respectively. Price protection rebates were credited to cost of sales as these rebates related to products purchased from Kolin that we had sold to our customers during the respective periods. In April 2005, we entered into an agreement with Kolin whereby Kolin agreed that in no event shall the amount of price protection to be issued to us for any calendar month be less than 18% of the amount invoiced by us to our customers for such month. On July 1, 2006 the agreement was amended to remove the guaranteed 18% price protection and to base price protection upon the amount of price protection Kolin receives from the suppliers of components used in our television manufacture. We record price protection received as a reduction in the value of inventory purchased from Kolin and a corresponding reduction in the accounts payable balance to Kolin.
          Kolin has agreed to reimburse us in varying amounts ranging from $10 to $100 per unit to cover the cost of warranty expenses as well as our costs in administering the warranty program and for servicing units that cannot be serviced by third-party warranty providers. Kolin provides these per unit reimbursements at the time they ship products to us. We record these reimbursements from Kolin for units that we have sold to our customers, first, as a reduction to the third-party warranty costs, with the excess reimbursement recorded as deferred warranty revenue, a current liability, and amortized as a reduction in cost of sales over the succeeding twelve-month period. We record warranty reimbursements we receive for units that we have not sold to our customers as deferred warranty revenue. As of December 31, 2006, deferred warranty revenue was $16.1 million. Recognized warranty reimbursements that were recorded as a reduction in cost of sales totaled $4.0 million and $1.1 million for the three months ended December 31, 2006 and 2005, respectively, and $6.2 million and $1.9 million for the six months ended December 31, 2006 and 2005, respectively.
          The following table shows the amount of our transactions with Kolin for the six months ended December 31, 2005 and 2006 (in thousands):

	Income Statement		Balance Sheet
				Increase to
			Increase	Deferred
			(Decrease) to	Warranty
	Total Purchases	Cost of Sales	Inventory	Revenue
Six months ended December 31, 2005
Purchases	$116,725	$85,341	$31,384	$—
Rebates, based on percentage of purchases:
Market development	(3,451)	(2,696)	(755)	—
Technical development	(4,142)	(3,235)	(907)	—
Volume incentive	(3,797)	(2,966)	(831)	—
Excess warranty expense reimbursements	(3,538)	(1,888)	—	(1,650)
Price protection	(29,239)	(29,239)	—	—
Price protection guaranteed minimum	(4,931)	—	(4,931)	—

Net activity, six months ended December 31, 2005	67,627	45,317	23,960	(1,650)
Prior period purchases charged to cost of sales	17,203	17,203	—	—

Six Month Totals	$84,830	62,520	$23,960	$(1,650)

	Income Statement		Balance Sheet
				Increase to
			Increase	Deferred
			(Decrease) to	Warranty
	Total Purchases	Cost of Sales	Inventory	Revenue

Six months ended December 31, 2006
Purchases	$319,150	$284,463	$34,687	$—
Rebates, based on percentage of purchases:
Market development	(5,812)	(5,268)	(544)	—
Technical development	(6,975)	(6,321)	(654)	—
Volume incentive	(6,393)	(5,794)	(599)	—
Excess warranty expense reimbursements	(12,865)	(1,277)	—	(11,588)
Price protection	(24,700)	(24,700)	—	—
Price protection guaranteed minimum	—	—	—	—

Net activity, six months ended December 31, 2006	262,405	241,103	32,890	(11,588)
Prior period purchases charged to cost of sales	12,042	12,042	—	—

Six Month Totals	$274,447	$253,145	$32,890	$(11,588)

Note C Accounts Receivable and Due from Factor:
               We have entered into an amended and restated factoring agreement (the “Factoring Agreement”) with The CIT Group/Commercial Services, Inc. (“CIT”). Under the Factoring Agreement, we sell and assign collection of our accounts receivable to CIT, subject to CIT’s approval, and CIT assumes the credit risk for all accounts approved by CIT. We pay fees to CIT of 0.30% or 0.20% of gross invoice amounts approved by CIT, depending on whether the accounts receivable amounts are forwarded to Preferred Bank or paid directly to us, plus 0.25% for each 30-day period in which invoices are outstanding, subject to a minimum fee per calendar quarter of $112,500. Of these factored accounts, 60% of all proceeds received from CIT for factored accounts are applied to advances under our credit facility with Preferred Bank. In addition, we may request that CIT advance us up to $15.0 million based on the accounts receivable of two of our customers. We granted a security interest in our accounts receivable to CIT to secure our obligations to CIT under the Factoring Agreement. Under the agreement with CIT, accounts assigned for which CIT has assumed credit risk are referred to as “non-recourse” and accounts assigned for which CIT has not assumed credit risk are referred to as “recourse”.
          We do not assign certain of our accounts to CIT, primarily because the accounts are outside of the United States, or because CIT has not approved the customer, or the terms of sale to such customer or invoice terms are not within the parameters acceptable to CIT.
          Accounts receivable and due from factor consisted of the following (in thousands):

	December 31,	June 30,
	2006	2006
Due from factor, net	$42,160	$17,049
Accounts receivable not assigned to factor, net	171,305	34,097
Other receivables	114	77
Allowance for doubtful accounts	(2,513)	(394)

Total accounts receivable and due from factor	$211,066	$50,829

     At December 31, 2006, the accounts receivable balance from one of our Asian customers totaled $123.5 million, or 72% of the outstanding balance of accounts that had not been assigned to CIT.
Note D Inventories, at net realizable value, consisted of the following (in thousands):

	December 31,	June 30,
	2006	2006
Raw materials	$7,035	$2,468
Work-in-process	7	425
Finished goods	50,104	10,258

Total inventories	$57,146	$13,151

          We write down inventories for estimated obsolescence and to the lower of cost or market at month end. These write-downs are based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory write-downs totaled $1.3 million and $844,000 for the three months ended December 31, 2006 and 2005, respectively, and $2.7 million and $6.6 million for the six months ended December 31, 2006 and 2005, respectively
Note E Deposit with Kolin:
     At December 31, 2006, we had deposits with Kolin for molds used in the manufacture of our LCD televisions. To offset these deposits we recorded payables in the same amount. Upon achievement of stipulated unit volumes for each mold, the deposits are refunded. We anticipate that we will meet production minimums for substantially all such molds in the current fiscal year. The total amount of deposits recorded during the six months ended December 31, 2006 was $42.6 million. As of December 31, 2006 we had met the stipulated unit volumes with respect to $16.3 million of these deposits.
     The deposit of $5.1 million at June 30, 2006 represented a deposit with Kolin for purchase of inventory, and is unrelated to the deposits for molds described above.
Note F Fixed assets consisted of the following (in thousands):

	December 31,	June 30,
	2006	2006
Leasehold and building improvements	$1,170	$1,163
Machinery and equipment	16,609	11,068
Software	348	348
Furniture and fixtures	528	292
Equipment not yet placed in service	843	5,810

Total fixed assets	19,498	18,681
Less accumulated depreciation	(3,657)	(1,978)

Total net fixed assets	$15,841	$16,703

Note G Investments:
          On June 30, 2004, we acquired 473,337 shares of DigiMedia Technology Co., Ltd., representing a 3.6% interest, in exchange for 141,439 shares of our common stock valued at $424,000. DigiMedia provides research and development and assembly services to Kolin, our principal supplier of LCD televisions. We collaborate with DigiMedia on product development efforts. In September 2006, we sold all of our shares in DigiMedia to Kolin for $600,000 and recorded a $176,000 gain.
          In March 2006, we acquired a 16% interest in Nanjing Huahai Display Technology Co., Ltd. by contributing $270,000 and agreeing to contribute an additional $210,000 in August 2006 and an additional $320,000 at a date yet to be determined. We subsequently contributed $210,000 in August 2006 and an additional $200,000 in January 2007, which left $120,000 to be contributed at a date yet to be determined. Nanjing Huahai Display Technology manufactures LCD HDTVs in China.
          In April 2006, we acquired a 49% interest in Sino-Brillian Display Technology Corporation by contributing equipment with a book value of $613,000. We contributed additional equipment valued at $34,000 during the period ended September 30, 2006, when operations commenced. Our portion of the loss of Sino-Brillian totaled $53,000 and $155,000 for the three and six month periods ended December 31, 2006, respectively, and has been recorded in interest income and other income (expense) in the accompanying statement of operations. Sino-Brillian manufactures light engines in China exclusively for us.

          On July 15, 2006, we entered into a joint venture agreement with various parties to form Olevia Senna do Brazil. We have agreed to contribute approximately $1.3 million as needed in return for a 19.5% ownership position in this newly formed company. Olevia Senna do Brazil was formed to assemble and market Olevia branded HDTVs in Brazil and throughout South America. At December 31, 2006, operations had not yet commenced.
Note H Goodwill and Intangible Assets:
          On November 30, 2005, we completed our Merger with Syntax whereby a wholly owned subsidiary of our company was merged with and into Syntax and Syntax became a wholly owned subsidiary of our company. As consideration for the Merger, Syntax shareholders received 1.5379 shares of our common stock for each share of Syntax common stock held by them on November 30, 2005 (the “Exchange Rate”). In the aggregate, shareholders of Syntax received approximately 34.3 million shares of our common stock. The Exchange Rate was calculated so the former shareholders of Syntax owned approximately 70% of the fully diluted shares of the combined company at the closing of the Merger. Therefore, the Merger has been accounted for as a reverse Merger wherein Syntax is deemed to be the acquiring entity from an accounting perspective. As such, the historical financial statements of Syntax became the historical financial statements of the combined company upon completion of the Merger. The statement of operations for the three and six month periods ended December 31, 2005 includes the results of operations of Brillian for the month of December only.
          The purpose of the Merger was to combine the established distribution channels, supply chain management capabilities, and LCD product line of Syntax with the strong intellectual property portfolio, research and development talent, and LCoS product line of Brillian. Because Brillian had been a publicly traded company prior to the Merger, and because its value reflected the future potential of the LCoS product line, it was valued in excess of the fair value of its assets. Therefore, the purchase price included approximately $7.0 million of goodwill, which has been recorded in the LCoS segment of the combined company.
          The pro forma results of operations for three and six month periods ended December 31, 2005, as if the Merger had occurred at the beginning of the period, are as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	December 31, 2005	December 31, 2005
Revenue	$59,510	$87,526
Net loss	$(8,474)	$(18,070)
Net loss per share	$(0.23)	$(0.57)
          In connection with the Merger, the assets acquired and liabilities assumed from Brillian were recorded at fair value on the date of the Merger. Allocation of the initial purchase consideration was as follows (in thousands):

Fair value of Brillian stock	$29,302
Merger related costs	4,709

Total purchase price	$34,011

Cash	$1,035
Accounts receivable	277
Inventories	4,472
Other current assets	579
Property, plant and equipment	10,805
Intangible assets	21,470
Other assets	921

Total assets acquired	$39,559
Less liabilities assumed	(12,538)

Fair value of net assets acquired	$27,021
Goodwill	6,990

Total purchase price	$34,011

          On November 21, 2006, we purchased Vivitar Corporation, an Oxnard, California-based company, a leading designer, developer, and distributor of photographic, optical, electronic and digital imaging products, for 4,565,141 shares of our common stock. Because its value reflected the future potential of the Vivitar trade name and product line, it was valued in excess of the fair value of its assets. Therefore, the purchase price included approximately $9.8 million of goodwill, which has been recorded in the Digital Camera segment of the combined company. The statements of operations for the three and six month periods ended December 31, 2006 includes the results of operations of Vivitar from November 21, 2006 through December 31, 2006.
          The pro forma results of operations for three and six month periods ended December 31, 2005 and 2006, respectively, as if the acquisition of Vivitar had occurred at the beginning of the period, are as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenue	$269,585	$110,188	$388.884	$166,791
Net profit (loss)	$12,714	$1,452	$19,739	$(5,179)
Net profit (loss) per share	$0.20	$0.03	$0.32	$(0.13)
          In connection with the acquisition of Vivitar, the assets acquired and liabilities assumed from Vivitar were recorded at fair value on the date of the acquisition of Vivitar. We are in the process of finalizing the allocation of the initial purchase consideration. The preliminary purchase consideration allocation is as follows (in thousands):

Fair value of stock issued to acquire Vivitar	$26,000
Acquisition related costs	160

Total purchase price	$26,160

Cash	$6,024
Accounts receivable	31,589
Inventories	22,107
Other current assets	2,692
Property, plant and equipment	186
Intangible assets	12,708
Other assets	70

Total assets acquired	$75,376
Less liabilities assumed	(59,004)

Fair value of net assets acquired	$16,372
Goodwill	9,788

Total purchase price	$26,160

     In connection with the opening of an LCD TV assembly factory in Ontario, California in October 2006, we paid a technology license fee to a third party of $5.6 million related to the manufacturing process know how and equipment layout and installation in the factory. This license fee is being amortized over 5 years.
     Intangible assets consisted of the following at December 31, 2006 (in thousands):

	December 31,	June 30,	Amortizable
	2006	2006	Life
LCoS trademark and trade names	$1,208	$1,208	7.5 years
Brillian trademark and trade name	148	148	4.0 years
Technology license	5,551	—	5.0 years
Vivitar trade name	11,095	—	15.0 years
Vivitar customer list	1,613	—	15.0 years
Patented technology	20,114	20,114	19.0 years

Total intangible assets	$39,729	$21,470

Less accumulated amortization	(1,639)	(733)

Total net intangible assets	$38,090	$20,737

          These intangible assets and goodwill are subject to periodic review to determine if impairment has occurred and, if so, the amount of such impairment. If we determine that impairment exists, we will be required to reduce the carrying value of the impaired asset by the amount of the impairment and to record a corresponding charge to operating expense in the period of impairment. There were no impairment charges in the six-month period ended December 31, 2006.
               Estimated annual amortization expense through 2011 and thereafter related to intangible assets at December 31, 2006 is as follows (in thousands):

Estimated
annual
amortization
Fiscal Year	expense
2007	$1,678
2008	3,216
2009	3,216
2010	3,194
2011	3,178
Thereafter	23,608

Total	$38,090

Note I Loans Payable, Bank:
          As of December 31, 2006, we were party to business loan agreements with various financial institutions as follows:
          Preferred Bank:
          On December 1, 2006, we entered into two loans with Preferred Bank providing for an aggregate of $12.0 million. The Amended and Restated Promissory Note — Variable Rate in the principal amount of $10.0 million is secured by a cash collateral account maintained by Kolin, one of our stockholders and our principal contract manufacturer and primary source of electronic components and subassemblies for our LCD HDTVs. This note bears interest at Preferred Bank’s prime rate plus 0.50% and matures on November 5, 2007.
          We also entered into a second note, the Promissory Note — Variable Rate in the principal amount of $2.0 million, that is secured by personal guarantees of three of our directors and/or executive officers and by the Vice President of Kolin. This note bears interest at Preferred Bank’s prime rate plus 0.50% and matures on November 5, 2007.
          On December 13, 2006, we entered into an amended and restated business loan and security agreement with Preferred Bank (the “Amended Loan Agreement”) and Third Amended and Restated Promissory Note — Variable Rate (the “Amended Note”) primarily to increase our existing credit line to the lesser of $55.0 million or our Borrowing Base (as defined in the Amended Loan Agreement) until February 28, 2007. The total amount of borrowings permitted under the Amended Loan Agreement is subject to the following limitations: (a) $5.0 million for the issuance of letters of credit; and (b) up to $50.0 million for general working capital. The borrowings under the facility continue to bear interest at Preferred Bank’s prime rate plus 0.50% and mature on December 5, 2007.
          CIT Group Commercial Services:
          We have entered into an amended and restated factoring agreement (the “Factoring Agreement”) with The CIT Group/Commercial Services, Inc. (“CIT”). Under the Factoring Agreement, we sell and assign collection of our accounts receivable to CIT, subject to CIT’s approval, and CIT assumes the credit risk for all accounts approved by CIT. We pay fees to CIT of 0.30% or 0.20% of gross invoice amounts approved by CIT, depending on whether the accounts receivable amounts are forwarded to Preferred Bank or paid directly to us, plus 0.25% for each 30-day period in which invoices are outstanding, subject to a minimum fee per calendar quarter of $112,500. Of these factored accounts, 60% of all proceeds received from CIT for factored accounts are applied to advances under our credit facility with Preferred Bank. In addition, we may request that CIT advance us up to $15.0 million based on the accounts receivable of two of our customers. We granted a security interest in our accounts receivable to CIT to secure our obligations to CIT under the Factoring Agreement. Under the agreement with CIT, accounts assigned for which CIT has assumed credit risk are referred to as “non-recourse” and accounts assigned for which CIT has not assumed credit risk are referred to as “recourse”.
          DBS Bank, Ltd:
          On December 26, 2006, our wholly owned subsidiary, Vivitar, entered into a business loan agreement (the “Loan Agreement”) with DBS Bank Ltd. (the “Lender”). The Loan Agreement provides for a credit facility to Vivitar of up to the lesser of (a) $20.0 million, or (b) either (i) 80% of Vivitar’s eligible accounts if the dilution rate is equal to or less than 10% or (ii) 70% of Vivitar’s eligible accounts if the dilution rate is greater than 10% but less than 15%, minus any reserves established by the Lender, all as further described in the Loan Agreement. The credit facility may be used for cash advances or letters of credit. Outstanding amounts under the Loan Agreement, which are evidenced by a promissory note in the principal amount of $20.0 million in favor of the Lender (the “Note”), will bear interest at the Bank of America Prime Rate plus 0.50%, and all amounts outstanding under the Loan Agreement mature on June 30, 2007. The credit facility is secured by a lien on all the assets of Vivitar under a commercial security agreement with the Lender (the “Security Agreement”), and is also personally guaranteed by Mr. Cheng-Chich Huang, one of our stockholders.
          Amounts outstanding under the various credit agreements described above were as follows (in thousands):

	December 31,	June 30,
	2006	2006
Preferred Bank $55.0 million promissory note	$50,800	$—
Preferred Bank $10.0 million promissory note	10,000	—
Preferred Bank $2.0 million promissory note	2,000	—
CIT $15.0 million credit facility	14,992	—
DBS Bank Ltd. $20.0 million credit facility	6,043	—
Previous Preferred Bank credit facility	—	30,800

Total	$83,835	$30,800

Note J Per share information:
          Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the three and six months ended December 31, 2006 and 2005, respectively, before giving effect to stock options, warrants, convertible debt, and convertible preferred stock considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to stock options, warrants, convertible debt, and convertible preferred stock considered to be dilutive common stock equivalents. For the three and six months ended December 31, 2005, the effect of approximately 689,000 and 1.0 million stock options and warrants were excluded from the calculation of loss per share as their effect would have been antidilutive. Set forth below are the calculations to arrive at earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Basic earnings (loss) per share:
Net Income (loss)	$12,095	$(1,311)	$15,925	$(1,969)

Weighted average common shares	53,892	37,219	51,532	35,529

Basic earnings (loss) per share	$0.22	$(0.04)	$0.31	$(0.06)

Diluted earnings (loss) per share:
Net Income (loss)	$12,095	$(1,311)	$15,925	$(1,969)
Add back:

Dividends on convertible preferred stock	170	—	395	—

Adjusted net income (loss)	$12,265	$(1,311)	$16,320	$—

Weighted average common shares	53,892	37,219	51,532	35,529
Options and warrants assumed exercised	3,111	—	2,140	—

Assumed shares issued for convertible preferred stock	2,267	—	2,634	—

Total common shares plus common stock equivalents	59,270	37,219	56,306	35,529

Diluted earnings (loss) per share:	$0.21	$(0.04)	$0.29	$(0.06)

Note K Segment Reporting, Sales to Major Customers, and Geographic Information:
          SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers.
          The consumer electronics industry is seasonal in nature. Sales of HDTVs and digital cameras are the strongest around the Christmas shopping season in North America and around the Chinese New Year in Asia. Therefore, the quarter ending December 31 is typically the busiest season of the year.
          We have three business segments for reporting purposes, the Liquid Crystal Display (LCD) televisions segment, the Liquid Crystal on Silicon (LCoS) segment, and, since our acquisition of Vivitar on November 21, 2006, the Digital Camera segment. The following table presents revenues and operating income (loss) for each of our segments for the three and six month periods ended December 31, 2006 and 2005, respectively, (in thousands).

			Digital
	LCD	LCoS	Camera	Total
Three months ended December 31, 2006
Net sales	$227,196	$1,870	$13,392	$242,458
Operating income (loss)	$28,959	$(6,603)	$(264)	$22,092
Depreciation and amortization	$678	$892	$5	$1,575
Total assets	$281,770	$69,073	$46,719	$397,562

Three months ended December 31, 2005
Net sales	$59,861	$294	$—	$60,155
Operating income (loss)	$2,535	$(2,776)	$—	$(241)
Depreciation and amortization	$107	$289	$—	$396
Total assets	$72,738	$53,712	$—	$126,450

Six months ended December 31, 2006
Net sales	$312,890	$3,214	$13,392	$329,496
Operating income (loss)	$40,231	$(10,815)	$(264)	$29,152
Depreciation and amortization	$830	$1,759	$5	$2,594
Total assets	$281,770	$69,073	$46,719	$397,562

Six months ended December 31, 2005
Net sales	$87,218	$294	$—	$87,512
Operating income (loss)	$2,090	$(2,776)	$—	$(686)
Depreciation and amortization	$213	$289	$—	$502
Total assets	$72,738	$53,712	$—	$126,450
          Operating costs included in one business segment may benefit other business segments, and therefore these business segments are not designed to measure operating income or loss directly related to the products included in each business segment.
          For the three months ended December 31, 2006, sales to two customers accounted for approximately 56% and 16%, respectively, of our revenue. No other customers accounted for more than 10% of our revenue during the period. At December 31, 2006, we had one customer that accounted for $123.5 million, or 85%, of our outstanding and unassigned accounts receivable. Accounts receivable that are assigned to CIT are not included as the credit risk for such accounts has been assumed by CIT.
          For the three months ended December 31, 2005, sales to three customers accounted for approximately 15%, 13%, and 10% of our revenue. No other customers accounted for more than 10% of our revenue during the period.
          Net sales by geographic area are determined based upon the location of the end customer. The following sets forth net sales (in thousands) for these geographic areas:

	North
	America	Asia	Europe	Total
Three months ended December 31, 2006
Net sales	$101,382	$134,161	$6,915	$242,458

Three months ended December 31, 2005
Net sales	$52,659	$7,460	$36	$60,155

Six months ended December 31, 2006
Net sales	$140,276	$182,253	$6,967	$329,496

Six months ended December 31, 2005
Net sales	$76,400	$11,076	$36	$87,512
Note L Commitments and Contingencies:
          We are currently party to various claims. The ultimate outcome of these claims, individually and in the aggregate, is not expected to have a material adverse effect on our consolidated financial statements. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our consolidated financial statements in the period in which the ruling occurs or first becomes probable and estimable. The estimate of the potential impact from the various legal proceedings on our consolidated financial statements could change in the future.
          On June 6, 2005, Kolin received a notice from Sony Corporation asserting two alleged patent infringements. We are assisting Kolin in evaluating the assertions made as well as the potential impact, if any, on our business. Based upon information received to date, we do not believe that these assertions will have a material impact on our consolidated financial condition or results of operations and cash flows.
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
          We made a guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. VoiceViewer is unable to meet its current obligations under the loan agreement. We and the other guarantors are making payments as they become due. We have determined that it is probable that VoiceViewer will be unable to meet its future obligations under the loan agreement. Therefore, at December 31, 2006, we had accrued $247,000, which represents our maximum remaining obligation under the guarantee. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.
     We lease an office and warehouse facility in California under an operating lease requiring aggregate minimum monthly payments of approximately $49,000. The lease agreement requires us to pay for maintenance. The lease expires in August 2008.
     We lease an office and manufacturing facility in Arizona under an operating lease requiring aggregate minimum monthly payments of approximately $70,000. The lease agreement requires us to pay for taxes and maintenance. The lease expires in December 2009. We also lease office space and warehouse facilities in Colorado and Arizona on a month-to-month basis.
In addition, we have leases at four different Vivitar locations, expiring at various times, which aggregate to approximately $45,000 per month.
          As of December 31, 2006, the future minimum lease payments required under non-cancelable operating leases with remaining terms in excess of one year was as follows (in thousands):

Years Ending June 30,	Minimum Lease Payments
2007	$963
2008	1,895
2009	1,273
2010	527
2011 and beyond	—

Total lease commitments	$4,658

Note M Stock-Based Compensation:
          Our 2003 Incentive Compensation Plan (the “2003 Plan”) was adopted and approved on August 26, 2003 and was also approved by our stockholders on May 12, 2005. Under the 2003 Plan, an aggregate of 1,650,000 shares of common stock were originally available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock, the granting of stock appreciation rights, and the granting of dividend equivalents. On the first day of each fiscal year, an additional number of shares equal to 4% of the total number of shares then outstanding are added to the number of shares that may be subject to the granting of awards. As of December 31, 2006, there were outstanding options to acquire 2,816,787 shares of our common stock under the 2003 Plan. In addition, an aggregate of 100,000 shares of restricted common stock had been granted under the 2003 Plan as of December 31, 2006.
          In connection with the Merger, options that were originally granted under Syntax’s 2005 Stock Incentive, Deferred Stock and Restricted Stock Plan (the “2005 Plan”), were substituted for options to purchase our common stock. We do not intend to grant any additional awards under the 2005 Plan. Under the 2005 Plan, an aggregate of 1,000,000 shares of Syntax common stock were originally available for issuance pursuant to options granted to acquire common stock and the direct granting of restricted common stock and deferred stock. At the time of the Merger, there were options to purchase 982,900 shares of Syntax common stock under the 2005 Plan that were substituted for options to purchase 1,511,604 shares of our common stock. As of December 31, 2006, there were outstanding options under the 2005 Plan to purchase 1,211,990 shares of our common stock.
          On July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires us to recognize expense related to the estimated fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Stock-based compensation expense for all stock-based awards granted subsequent to July 1, 2005 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. We recognize the stock-based compensation expense ratably over the requisite service period, which is generally the option vesting term of 12 to 50 months. All stock options have a term of 10 years. Stock-based compensation expense for the three and six month periods ended December 31, 2006 was $1.6 million and $2.0 million. Stock-based compensation expense for the three and six month periods ended December 31, 2005 was $1.3 million and $3.7 million.
          The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Expected life (in years)	5	5	5	5
Expected volatility	80%	129%	82%	123%
Risk-free interest rate	4.55%	3.85%	4.93%	3.85%
Dividend yield	N/A	N/A	N/A	N/A
          The per-share weighted average fair values of the stock options awarded in the three months ended December 31, 2006 and 2005, respectively, were $5.12 and $4.78, calculated based on the fair market values of our common stock on the respective dates of grant. The per share weighted average fair values of the stock options awarded in the six months ended December 31, 2006 and 2005, respectively, were $2.08 and $1.65, calculated based on the fair market values of our common stock on the respective dates of grant.
          The following table summarizes information about our stock option transactions in the six months ended December 31, 2006:

	Options Outstanding
		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Outstanding at June 30, 2006	3,047,733	$4.17
Granted	1,377,400	$3.07
Exercised	(327,825)	$2.01
Forfeited and expired	(64,981)	$7.24
Outstanding at December 31, 2006	4,032,327	$3.92
Exercisable at December 31, 2006	2,420,368	$4.53
Note N Benefit Plans:
          2003 Employee Stock Purchase Plan
          Our 2003 Employee Stock Purchase Plan was adopted by our Board of Directors and approved by our stockholder on August 26, 2003. An aggregate of 400,000 shares of common stock are reserved for issuance under the 2003 Employee Stock Purchase Plan. This plan consists of a series of successive offering periods, each with a maximum duration of 24 months. Seven such offering periods had been completed at December 31, 2006, and an eighth offering period started on January 1, 2007:

Offering
Period	Start Date	End Date	Offering Price	Shares issued	Date Issued
1st	9/16/2003	12/31/2003	$7.14	13,502	1/2/2004
2nd	1/1/2004	6/30/2004	$6.83	21,389	7/1/2004
3rd	7/1/2004	12/31/2004	$2.93	43,903	1/3/2005
4th	1/1/2005	6/30/2005	$2.24	36,329	7/1/2005
5th	7/1/2005	12/31/2005	$2.13	39,928	1/3/2006
6th	1/1/2006	6/30/2006	$2.04	49,538	7/3/2006
7th	7/1/2006	12/31/2006	$2.04	51,254	12/29/2006

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
Note O Long-term Debt:
          Long-term debt consisted of the following (in thousands):

	December 31,	June 30,
	2006	2006
April 2005 7% Convertible Debentures maturing April 20, 2008, convertible at $1.57 per share	$—	$985
April 2005 9% Senior Secured Debentures maturing April 20, 2008, secured by a lien on certain assets	—	2,000
July 2005 4% Convertible Debentures maturing July 12, 2008, convertible at $2.63 per share	—	1,300
July 2005 9% Senior Secured Debentures maturing July 12, 2008, secured by a lien on certain assets	—	2,075
Other long-term debt	31	33

Total long-term debt	31	6,393
Less:
Discount and beneficial conversion feature on convertible debentures	—	(1,763)
Discount on secured debentures	—	(872)

Total net long-term debt	$31	$3,758

          Amortization of offering costs, debt discount, and beneficial conversion feature of approximately $2.4 million and $3.0 million is included in interest expense for the three and six month periods ended December 31, 2006.
Note P Redeemable Convertible Preferred Stock:
          At December 31, 2006, $9.6 million face value of redeemable convertible preferred stock remained outstanding, and unamortized discount totaled $3.5 million.
          On December 29, 2005, we issued and sold 3.0 million shares of 6% redeemable convertible preferred stock and warrants to purchase 1.5 million shares of common stock for gross proceeds of $15.0 million. On January 3, 2006, we issued and sold an additional 200,000 shares of 6% redeemable convertible preferred stock and warrants to purchase 100,000 shares of common stock for gross proceeds of $1.0 million.
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
          Warrants issued in connection with the redeemable convertible preferred stock have an exercise price of $5.00 per share, exercisable 181 days from closing. We estimated the per share value of the warrants to be $3.37 using the Black-Scholes model with the following assumptions: life of 5 years; risk free interest rate of 4%; volatility of 74%; and no dividend yield. The aggregate value of the warrants is approximately $5,386,000 and was recorded as a discount to the redeemable convertible preferred stock. A beneficial conversion feature of approximately $6,186,000 was also recorded as discount to the redeemable convertible preferred stock. Offering costs were approximately $1,250,000. The discount is being amortized using the effective method over the life of the preferred stock. For the three and six month periods ended December 31, 2006, $3.7 million and $5.2 million of amortized discount and offering costs were charged to interest expense. For the three and six month periods ended December 31, 2005, $491,000 and $491,000, respectively, of amortized discount and offering costs were charged to interest expense.
          The 6% redeemable convertible preferred stock is mandatorily redeemable. Beginning on January 29, 2007, we are required to redeem outstanding shares of the 6% redeemable convertible preferred stock at a rate of 250,000 shares each month at a price of $5.00 per share (subject to certain adjustments) plus any accrued but unpaid dividends until all outstanding shares are redeemed. We may elect to pay the dividends and redemption payments in shares of our common stock instead of cash, provided we meet certain conditions. The holders of the redeemable, convertible preferred stock have the option of voluntarily converting prior to the mandatory redemption dates. On January 29, 2006, we redeemed 34,091 shares of preferred stock by issuing 21,965 shares of common stock. The remaining 215,909 shares of preferred stock that otherwise would have been redeemed on January 29, 2006 were voluntarily converted to Common Stock by the holders prior to redemption.
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
Note Q Issuance of Common Stock and Warrants:
          On March 29, 2006, we entered into a Securities Purchase Agreement and a Common Stock Purchase Warrant agreement with Kolin. Pursuant to the Securities Purchase Agreement, we issued 3.0 million shares of common stock and a warrant to purchase 750,000 shares of our common stock for gross proceeds of $15.0 million. The warrant issued in connection with this private placement have an exercise price of $5.00 per share (subject to certain adjustments) and are exercisable for a term of five years, beginning on September 26, 2006. We estimated the per share value of the warrant to be $2.40 using the Black-Scholes model with the following assumptions: life of 5 years; risk free interest rate of 4.79%; volatility of 72%; and no dividend yield. The aggregate value of the warrants is approximately $1.8 million.
          On December 1, 2006, we entered into a Securities Purchase Agreement and a Common Stock Warrant Agreement with two strategic investors. Pursuant to the Securities Purchase Agreement, we issued 1,293,661 shares of common stock and warrants to purchase 64,683 shares of our common stock for gross proceeds of $10.0 million. The warrants issued in connection this private placement have an exercise price of $9.28 per share and is exercisable for a term of five years, beginning on June 1, 2007. We estimated the per share value of the warrants to be $6.31 using the Black-Scholes model with the following assumptions: life of 5 years; risk free interest rate of 4.70%; volatility of 78%; and no dividend yield. The aggregate value of the warrants is approximately $408,000.

Note R Warrants:
          The number of shares of common stock issuable under warrants related to private placements and the respective exercise prices are summarized as follows:

		Shares of Common	Per Share
	Expiration	Stock Issuable	Exercise
Warrants relating to issuance of:	Date	Under Warrants	Price
Apr. 2005 7% Convertible Debentures	10/10/2010	299,043	$1.57
Jul. 2005 4% Convertible Debentures	01/08/2011	427,758	$2.63
Jul. 2005 9% Secured Debentures	01/08/2011	45,000	$2.63
Dec. 2005 Convertible Preferred Stock	06/27/2011	1,533,000	$5.00
Jan. 2006 Convertible Preferred Stock	07/02/2011	100,000	$5.00
Mar. 2006 Common Stock	09/26/2010	750,000	$5.00
Dec. 2006 Common Stock	12/01/2011	64,683	$9.28

Total Warrants Outstanding:		3,219,484

Note S Subsequent Events:
          The number of common shares outstanding increased from 58,740,057 on December 31, 2006, to 59,983,792 on February 9, 2007, primarily as the result of conversions of redeemable convertible preferred stock to common stock and the exercise of warrants.
Note T Income Taxes:
          We account for income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which the related taxes are expected to be paid or recovered. We recognize income tax expense as we recognize taxable net income on a financial reporting basis; to the extent net income exceeds our tax loss carryforwards.
          We recorded income tax expense of $2.7 million for the six months ended December 31, 2006. The amount of income tax expense is based on an estimate of the effective tax rate to be recorded for the full fiscal year ending June 30, 2007 of 14.5%. At June 30, 2006, we had established a valuation allowance on our deferred tax assets of $21.4 million. Of this amount, approximately $14 million related to net operating losses incurred by Brillian prior to the Merger. As it becomes more likely than not that we will realize the benefit of these pre-merger net operating losses, the tax effect of these benefits will be recorded first as a reduction of the amount of goodwill and second, as a reduction of other intangible assets recorded in connection with the merger.
          There were approximately $59.8 million and $30.4 million of federal and state net operating loss carryovers, respectively as of June 30, 2006. The usage of these losses may be subject to an annual Section 382 limitation because Brillian Corporation went through an ownership change as a result of the merger with Syntax Groups Corporation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS
          The statements contained in this report on Form 10-Q, which are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2007 and thereafter; the amounts, prices, timing, or terms under which we sell HDTVs to our customers; technological innovations; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the anticipated benefits of our recent merger and acquisition; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.
Overview
          We are a leading designer, developer, and distributor of high-definition televisions, or HDTVs, in liquid crystal display, or LCD, liquid crystal on silicon, or LCoS, formats and photographic, optical, electronic and digital imaging products. Our LCD HDTVs and our LCoS HDTVs are sold under our Olevia brand name while our photographic, optical, electronic and digital imaging products are sold under our Vivitar brand name.
          Our price-conscious Olevia product line includes flat panel LCD models in diagonal sizes from 23 inches to 42 inches and our 65-inch Gen II LCoS rear projection HDTV designed for the high-volume home entertainment market; our price-performance, full feature Olevia product line includes 42-inch and 47-inch high-end HDTVs for the home entertainment and home theater markets; and our Gen II LCoS rear projection 65-inch HDTVs address the premium audio/video market. We have established a virtual manufacturing model utilizing Asian sourced components and third-party contract manufacturers and assemblers located in close proximity to our customers to assemble our HDTVs. We also offer a broad line of LCoS microdisplay products and subsystems, including LCoS imagers that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.
          On November 21, 2006 we purchased Vivitar Corporation, an Oxnard, California based company, a leading designer, developer and distributor of photographic, optical, electronic and digital imaging products.
          The consumer electronics industry is seasonal in nature. Sales of HDTVs and digital cameras are the strongest around the Christmas shopping season in North America and around the Chinese New Year in Asia. Therefore, the quarter ending December 31 is typically the busiest season of the year.
     Net Sales. Our sales result primarily from the sale of LCD and LCoS HDTVs and digital cameras. We also sell microdisplays for near-to-eye and projection devices to OEM customers.
     Cost of Sales. Our gross margins for our LCD and LCoS HDTVs, and our digital cameras are influenced by various factors, including manufacturing efficiencies, yields, and absorption issues, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. To date, our manufacturing capacity for LCoS imagers has exceeded our manufacturing volume, resulting in the inability to fully absorb the cost of our manufacturing infrastructure. LCoS imager margins will not improve significantly until we run higher volumes.
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
Results of Operations
     Three months ended December 31, 2006 compared with three months ended December 31, 2005
          Net Sales. Net sales increased 303% to $242.5 million in the second quarter of fiscal 2007 from $60.2 million in the second quarter of fiscal 2006. Net sales consisted of LCD television sales of $227.2 million, LCoS product sales of $1.9 million, and Digital Camera sales of $13.4 million.
          LCD television revenue of $227.2 million represents an increase of 280% from $59.9 million in the comparable quarter of the previous year. The increase in LCD television revenue was a result of increased unit shipments. During the quarter ended December 31, 2006, we shipped approximately 352,000 units compared with approximately 94,000 units in the quarter ended December 31, 2005.
          LCoS revenue for the second quarter of fiscal 2007 was $1.9 million compared with $294,000 for the second quarter of fiscal 2006, which only included LCoS revenue for the month of December.
          Digital Camera revenue for the second quarter of fiscal 2007 was $13.4 million. The acquisition of Vivitar was completed on November 21, 2006, therefore only sales activity from November 21, 2006 through December 31, 2006 was included in results.
          Net sales in North America totaled $101.4 million, or 42% of total net sales, in the second quarter of fiscal 2007 compared with $52.7 million, or 88% of total net sales, in the second quarter of fiscal 2006. Net sales in Asia totaled $134.2 million, or 55% of total net sales, in the second quarter of fiscal 2007 compared with $7.5 million, or 12% of total net sales, in the second quarter of fiscal 2006. Net sales in Europe totaled $6.9 million, or 3% of total net sales, in the second quarter of fiscal 2007, compared with $36,000, or less than 1% of total net sales, in the second quarter of fiscal 2006.
          Cost of Sales. Cost of sales was $204.7 million, or 84.4% of net sales, in the second quarter of fiscal 2007 compared with $53.3 million, or 88.6% of net sales, in the second quarter of fiscal 2006.
          LCD television cost of sales totaled $186.9 million, or 82.3% of LCD television net sales, in the quarter ended December 31, 2006 compared with $52.3 million, or 87.4% of LCD television net sales, in the comparable period of the previous year. Cost of LCD television sales for the three months ended December 31, 2006 and 2005 includes purchases from Kolin, net of rebates and price protection, totaling $187.2 million and $52.3 million, respectively.
          In March 2004, we and Kolin also entered into three additional agreements, which provide for rebates to us on purchases from Kolin. Under these agreements, we receive a rebate equal to 3.0% of purchases for providing technical know how to Kolin, 2.5% for market development funds, and volume incentive rebates up to 2.75% of purchases. The foregoing rebates issued by Kolin are issued monthly based upon units shipped from Kolin to us. In accordance with the Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” we record these rebates as a reduction to the price of the products purchased upon receipt of the products and allocate such rebates to inventory and cost of sales accordingly. Rebates granted by Kolin applicable to goods in transit are recorded as amounts outstanding to Kolin until such goods are received.

          For the three months ended December 31, 2006 and 2005, Kolin agreed to grant us additional rebates for price protection of $20.4 million and $16.6 million, respectively, representing 9.7% and 26.3% of actual purchases from Kolin, respectively, which were credited to cost of sales in the period received as these price protection grants related to inventory purchased from Kolin that had been sold to our customers during the respective periods. In April 2005, we entered into an agreement whereby Kolin agreed that in no event shall the amount of the price protection to be issued by Kolin to us for any calendar month be less than 18% of the amount invoiced by us to our customers for such calendar month. On July 1, 2006 the agreement was amended to remove the guaranteed 18% price protection and to base price protection upon the amount of price protection Kolin receives from the suppliers of components used in our HDTVs. We record price protection received as a reduction in the value of inventory purchased from Kolin and a corresponding reduction in the accounts payable balance to Kolin.
          As of June 30, 2004, we had entered into an agreement with Kolin for reimbursement of warranty expense for units we sold. Through December 2004, we had retained an independent third party to provide on-site service to consumers who purchased our LCD television products. The cost to us for this service was $10 per unit shipped. Since January 2005, we have provided on-site service to consumers for warranty claims through a different third party, which is billed to us on a case-by-case basis. Kolin has agreed to reimburse us varying amounts ranging from $10 to $100 per unit to cover the cost of these warranty expenses as well as our costs in administering the program and servicing units, that cannot be serviced by the warranty providers. Kolin provides these per unit reimbursements at the time they ship products to us. We record these reimbursements from Kolin first as a reduction to the third-party warranty costs, with the excess reimbursement amortized over a 12-month period and applied as a credit to cost of sales for units that have been shipped to customers. We record reimbursements received from Kolin for units that have not been shipped to customers as deferred warranty revenue. As of December 31, 2006, deferred warranty revenue was $16.1 million. Recognized warranty reimbursements, which are recorded as a reduction in cost of sales, totaled $4.0 million and $1.1 million for the three months ended December 31, 2006 and 2005, respectively.
          In the second quarter of fiscal 2007, we recorded cost of sales for LCoS net sales totaling $5.7 million, or 306% of LCoS net sales, compared with $1.0 million, or 346% of LCoS net sales, in the second quarter of fiscal 2006, which only contained results for the month of December. The large negative gross margin in both periods resulted primarily from the low volume of shipments. To date, our LCoS manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure. A significant portion of our manufacturing costs is fixed in nature and consists of items such as utilities, depreciation, and amortization. The amounts of these costs do not vary period to period based on the number of units produced nor can the amounts of these costs be adjusted in the short term. Therefore, in periods of lower production volume, these fixed costs are absorbed by a lower number of units, thus increasing the cost per unit. As a result, we expect it will be difficult to attain significant improvements in gross margins until we can operate at higher production volumes.
          Digital Camera cost of sales totaled $12.1 million, or 90.2% of Digital Camera net sales, in the quarter ended December 31, 2006.
          Selling, Distribution, and Marketing Expense. Selling, distribution, and marketing expenses totaled $5.9 million, or 2.4% of net sales, in the quarter ended December 31, 2006 compared with $2.0 million, or 3.3% of net sales, for the comparable period of the previous year. The increase in selling, distribution, and marketing expenses for the quarter ended December 31, 2006 was primarily related to advertising expenses and marketing costs necessary to develop our distribution channel. Advertising expense, including co-op advertising, was $3.1 million and $683,000 for the three months ended December 31, 2006 and 2005, respectively.
          General and Administrative Expense. General and administrative expense totaled $7.9 million in the quarter ended December 31, 2006, compared with $4.5 million in the quarter ended December 31, 2005. The increase was primarily caused by increases in personnel costs and provisions for doubtful accounts, as well as approximately $668,000 of Vivitar general and administrative expense. In addition, the prior year results included only one month of general and administrative expenses of Brillian.
          Research and Development Expense. Research and development expense totaled $2.0 million in the quarter ended December 31, 2006, compared with $627,000 in the quarter ended December 31, 2005. Research and development expense began to be incurred upon completion of the merger with Syntax on November 30, 2005.

          Interest Expense. During the second quarter of fiscal 2007, we recorded net interest expense of $7.3 million compared with $991,000 in the second quarter of fiscal 2006. During the three months ended December 31, 2006, we incurred interest expense related to our credit facilities with Preferred Bank and CIT totaling approximately $881,000, cash interest expense related to our 9% senior secured debentures of approximately $91,000, and non-cash interest expense and amortization of issuance costs related to the convertible debentures, senior secured debentures, and redeemable convertible preferred stock of approximately $6.3 million. Under generally accepted accounting principles, we are required to measure the value of the warrants issued with debentures and redeemable convertible preferred stock issued and the beneficial conversion feature of the convertible debentures and redeemable convertible preferred stock issued. The resulting values are recorded as a discount to the debentures and redeemable convertible preferred stock with a corresponding increase in additional paid-in capital. The original discount to the convertible debentures was equal to their face value of $7.5 million and the original discount to the secured debentures was $1.4 million. At December 31, 2006, all convertible and secured debentures had been retired. The original discount and beneficial conversion feature to the redeemable convertible preferred stock was $11.6 million, of which $3.5 million remained unaccreted at December 31, 2006. The discount, along with amortization of issuance costs, is being accreted to interest expense over the two-year term of the redeemable convertible preferred stock.
          Net Income (Loss). Net income was $14.8 million in the second quarter of fiscal 2007 compared with a net loss of $1.3 million in the second quarter of fiscal 2006. The positive results in the current period were due primarily to increased shipments of LCD televisions.
          Income Tax. We record income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”. We recognize income tax expense as we recognize taxable net income on a financial reporting basis, to the extent net income exceeds our tax loss carryforwards.
          We recorded income tax expense of $2.7 million for the three months ended December 31, 2006 compared with $79,000 for the three months ended December 31, 2005. The amount of income tax expense for the three months ended December 31, 2006 is based on an estimate of the effective tax rate to be recorded for the full fiscal year ending June 30, 2007 of 14.5%. At June 30, 2006, we had established a valuation allowance on our deferred tax assets of $21.4 million. Of this amount, approximately $14 million related to net operating losses incurred by Brillian prior to the Merger. As it becomes more likely than not that we will realize the benefit of these pre-merger net operating losses, the tax effect of these benefits will be recorded first as a reduction of the amount of goodwill and second, as a reduction of other intangible assets recorded in connection with the merger.
     Six months ended December 31, 2006 compared with six months ended December 31, 2005
          Net Sales. Net sales increased 276% to $329.5 million in the first half of fiscal 2007 from $87.5 million in the first half of fiscal 2006. Net sales consisted of LCD television sales of $312.9 million, LCoS product sales of $3.2 million, and Digital Camera sales of $13.4 million.
          LCD television revenue of $312.9 million represents an increase of 359% from $87.2 million in the comparable six months of the previous year. The increase in LCD television revenue was a result of increased unit shipments. During the six months ended December 31, 2006, we shipped approximately 496,000 units compared with approximately 128,000 units in the six months ended December 31, 2005.
          LCoS revenue for the first half of fiscal 2007 was $3.2 million, compared with $294,000 for the first half of fiscal 2006, which only included sales for the month of December 2005.
          Digital Camera revenue for the first half of fiscal 2007 was $13.4 million. The acquisition of Vivitar was completed on November 20, 2006; therefore only sales activity from November 21, 2006 through December 31, 2006 was included in results.
          Net sales in North America totaled $140.3 million, or 43% of total net sales, in the first half of fiscal 2007 compared with $76.4 million, or 87% of total net sales, in the first half of fiscal 2006. Net sales in Asia totaled $182.3 million, or 55% of total net sales, in the first half of fiscal 2007 compared with $11.1 million, or 13% of total net sales, in the first half of fiscal 2006. Net sales in Europe totaled $7.0 million, or 2% of total net sales, in the first half of fiscal 2007 compared with $36,000, or less than 1% of total net sales in the first half of fiscal 2006.
          Cost of Sales. Cost of sales was $276.0 million, or 83.7% of net sales, in the first half of fiscal 2007 compared with $75.1 million, or 85.8% of net sales, in the first half of fiscal 2006.
          LCD television cost of sales totaled $254.7 million, or 81.4% of LCD television net sales, in the six months ended December 31, 2006 compared with $74.0 million, or 84.9% of LCD television net sales, in the comparable period of the previous year. Cost of LCD television sales for the six months ended December 31, 2006 and 2005 includes purchases from Kolin, net of rebates and price protection, totaling $253.1 million and $62.5 million, respectively.
          For the six months ended December 31, 2006 and 2005, Kolin agreed to grant us additional rebates for price protection of $24.7 million and $34.2 million, respectively, representing 7.7% and 29.3% of actual purchases from Kolin, respectively, which were credited to cost of sales in the period received as these price protection grants related to inventory purchased from Kolin that had been sold to our customers during the respective periods.
          In the first half of fiscal 2007, we recorded cost of sales for LCoS net sales totaling $9.2 million, or 287% of LCoS net sales, compared with $1.0 million, or 346% of LCoS sales, in the first half of fiscal 2006. The large negative gross margin in both periods resulted primarily from the low volume of shipments. To date, our LCoS manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure. A significant portion of our manufacturing costs is fixed in nature and consists of items such as utilities, depreciation, and amortization. The amounts of these costs do not vary period to period based on the number of units produced nor can the amounts of these costs be adjusted in the short term. Therefore, in periods of lower production volume, these fixed costs are absorbed by a lower number of units, thus increasing the cost per unit. As a result, we expect it will be difficult to attain significant improvements in gross margins until we can operate at higher production volumes.
          Digital Camera cost of sales totaled $12.1 million, or 90.2% of Digital Camera net sales, in the six months ended December 31, 2006.
          Selling, Distribution, and Marketing Expense. Selling, distribution, and marketing expenses totaled $9.0 million, or 2.7% of net sales, for the six months ended December 31, 2006, compared with $2.9 million, or 3.3% of net sales, for the six months ended December 31, 2005. The increase in selling, distribution, and marketing expenses for the six months ended December 31, 2006 was primarily related to additional headcount resulting from the Syntax merger, advertising expenses, and marketing costs necessary to develop our distribution channel. Advertising expense was $5.2 million and $1.4 million for the six months ended December 31, 2006 and 2005, respectively.
          General and Administrative Expense. General and administrative expense totaled $12.1 million in the six months ended December 31, 2006, compared with $9.6 million in the six months ended December 31, 2005. This increase was primarily caused by a provision for doubtful accounts, $668,000 of Vivitar general and administrative costs and an increase in personnel costs resulting from the merger with Syntax.
          Research and Development Expense. Research and development expense totaled $3.4 million in the six months ended December 31, 2006, compared with $ 627,000 in the six months ended December 31, 2005. Research and development expense began to be incurred upon completion of the merger with Syntax on November 30, 2005.
          Interest Expense. During the first half of fiscal 2007, we recorded net interest expense of $10.7 million compared with $1.3 million in the first half of fiscal 2006. During the six months ended December 31, 2006, we incurred interest expense related to our credit facility with Preferred Bank and CIT totaling approximately $1.3 million, cash interest expense related to our 9% senior secured debentures of approximately $184,000, and non-cash interest expense and amortization of issuance costs related to the convertible debentures, senior secured debentures, and redeemable convertible preferred stock of approximately $8.8 million. Under generally accepted accounting principles, we are required to measure the value of the warrants issued with debentures and redeemable convertible preferred stock issued and the beneficial conversion feature of the convertible debentures and redeemable convertible preferred stock issued. The resulting values are recorded as a discount to the debentures and redeemable convertible preferred stock with a corresponding increase in additional paid-in capital. The original discount to the convertible debentures was equal to their face value of $7.5 million and the original discount to the secured debentures was $1.4 million. At December 31, 2006, all convertible and secured debentures had been retired. The original discount and beneficial conversion feature to the redeemable convertible preferred stock was $11.6 million, of which $3.5 million remained unaccreted at December 31, 2006. The discount, along with amortization of issuance costs, is being accreted over the two-year term of the redeemable convertible preferred stock.

          Net Income (Loss). Net income was $18.6 million in the first half of fiscal 2007 compared with a net loss of $2.0 million in the first half of fiscal 2006. The positive results in the current period were due primarily to increased shipments of LCD televisions.
          Income Tax. We record income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”. We recognize income tax expense as we recognize taxable net income on a financial reporting basis, to the extent net income exceeds our tax loss carryforwards.
          We recorded income tax expense of $2.7 million for the six months ended December 31, 2006. The amount of income tax expense for the six months ended December 31, 2006 is based on an estimate of the effective tax rate to be recorded for the full fiscal year ending June 30, 2007 of 14.5%. At June 30, 2006, we had established a valuation allowance on our deferred tax assets of $21.4 million. Of this amount, approximately $14 million related to net operating losses incurred by Brillian prior to the Merger. As it becomes more likely than not that we will realize the benefit of these pre-merger net operating losses, the tax effect of these benefits will be recorded first as a reduction of the amount of goodwill and second, as a reduction of other intangible assets recorded in connection with the merger.
Liquidity and Capital Resources
          At December 31, 2006, we had $23.2 million of cash and cash equivalents. At June 30, 2006, we had $7.4 million of cash and cash equivalents.
          Net cash used by operating activities for the six months ended December 31, 2006 was $46.5 million compared with $18.3 million net cash used by operating activities in the comparable period of the prior year. The operating cash outflow during the six months ended December 31, 2006 was primarily the result of increases in accounts receivable and inventories which was partially offset by increases in accounts payable and net income. The operating cash outflow in the six months ended December 31, 2005 was primarily the result of the net loss and increases in accounts receivable which were partially offset by increases in payables, provisions for inventory reserves, and stock-based compensation.
          Net cash used by investing activities for the six months ended December 31, 2006 was $5.8 million compared with $456,000 for the comparable period of the prior year. Net cash used by investing activities for the six months ended December 31, 2006 included investments of $245,000, purchases of equipment of $655,000, and the purchase of a manufacturing license for $5.6 million. Offsetting these investments were the sales of investments and fixed assets totaling $625,000. Net cash used by investing activities for the six months ended December 31, 2005 included purchases of equipment of $456,000.
          Net cash provided by financing activities for the six months ended December 31, 2006 was $68.2 million compared with $27.1 million for the six months ended December 31, 2005. Net cash provided by financing activities for the six months ended December 31, 2006 consisted primarily of proceeds from bank loans of $53.0 million, and the issuance of common stock related to a private placement, our employee stock purchase plan and the exercise of options and warrants provided a total of $13.9 million. We acquired $6.0 million cash with the Vivitar purchase and used $4.7 million to pay down debt. Net cash provided by financing activities for the six months ended December 31, 2005 consisted primarily of proceeds from notes payable and bank loans of $9.6 million, and proceeds from a redeemable convertible preferred stock offering of $13.9 million
          We have historically funded our operations and operating cash outflows through the use of vendor accounts payable terms, notes payable and bank lines of credit with a borrowing base calculated as a percentage of eligible accounts receivable as explained below, and through the issuance of long-term debt and preferred stock.
          We believe that the cash from operations and the increased credit facilities will be sufficient to sustain operations at the current level for the next 12 months. However, if we continue to experience rapid revenue growth, additional capacity under accounts receivable lines of credit or other sources of financing, such as long-term debt or equity financing, will be necessary. We are currently negotiating with multiple banks for lines of credit with significantly increased borrowing capacity. Although there can be no assurance that the desired financing will be available on favorable terms, or at all, we believe that we will be able to obtain the desired financing to continue to fund our business, including the anticipated growth, for at least the next 12 months. If sufficient additional financing is not available, we would need to curtail our growth rate in order to have sufficient cash to continue our operations.

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
          As of December 31, 2006, we were party to business loan agreements with various financial institutions as follows:
          Preferred Bank:
          On December 1, 2006, we entered into two loans with Preferred Bank providing for an aggregate of $12.0 million. The Amended and Restated Promissory Note — Variable Rate in the principal amount of $10.0 million is secured by a cash collateral account maintained by Kolin, one of our stockholders for our principal contract manufacturer and primary source of electronic components and subassemblies for our LCD HDTVs. This note bears interest at Preferred Bank’s prime rate plus 0.50% and matures on November 5, 2007.
          We also entered into a second note, the Promissory Note — Variable Rate in the principal amount of $2.0 million, which is secured by personal guarantees of three of our directors and/or executive officers and by the Vice President of Kolin. This note bears interest at Preferred Bank’s prime rate plus 0.50% and matures on November 5, 2007.
          On December 13, 2006, we entered into an amended and restated business loan and security agreement with Preferred Bank (the “Amended Loan Agreement”) and Third Amended and Restated Promissory Note — Variable Rate (the “Amended Note”) primarily to increase our existing credit line to the lesser of $55.0 million or our Borrowing Base (as defined in the Amended Loan Agreement) until February 28, 2007. The total amount of borrowings permitted under the Amended Loan Agreement is subject to the following limitations: (a) $5.0 million for the issuance of letters of credit; and (b) up to $50.0 million for general working capital. The borrowings under the facility continue to bear interest at Preferred Bank’s prime rate plus 0.50% and mature on December 5, 2007.
          CIT Group Commercial Services:
          On November 22, 2006, we entered into an amended and restated factoring agreement (the “Factoring Agreement”) with The CIT Group/Commercial Services, Inc. (“CIT”). Under the Factoring Agreement, we sell and assign collection of our accounts receivable to CIT, subject to CIT’s approval, and CIT assumes the credit risk for all accounts approved by CIT. We pay fees to CIT of 0.30% or 0.20% PAGE 11 DOES NOT SAY THIS of gross invoice amounts approved by CIT, depending on whether the accounts receivable amounts are forwarded to Preferred Bank or paid to directly to us, plus 0.25% for each 30-day period in which invoices are outstanding, subject to a minimum fee per calendar quarter of $112,500. Of these factored accounts, 85% of all proceeds received from CIT for factored accounts are applied to advances under our credit facility with Preferred Bank. In addition, we may request that CIT advance us up to $15.0 million based on the accounts receivable of two of our customers. We granted a security interest in our accounts receivable to CIT to secure our obligations to CIT under the Factoring Agreement.
          DBS Bank, Ltd:
          On December 26, 2006, our wholly owned subsidiary, Vivitar entered into a business loan agreement (the “Loan Agreement”) with DBS Bank Ltd. (the “Lender”). The Loan Agreement provides for a credit facility to Vivitar of up to the lesser of (a) $20.0 million, or (b) either (i) 80% of Vivitar’s eligible accounts if the dilution rate is equal to or less than 10% or (ii) 70% of Vivitar’s eligible accounts if the dilution rate is greater than 10% but less than 15%, minus any reserves established by the Lender, all as further described in the Loan Agreement. The credit facility may be used for cash advances or letters of credit. Outstanding amounts under the Loan Agreement, which are evidenced by a promissory note in the principal amount of $20.0 million in favor of the Lender (the “Note”), will bear interest at the Bank of America Prime Rate plus 0.05%, and all amounts outstanding under the Loan Agreement mature on June 30, 2007. The credit facility is secured by a lien on all the assets of Vivitar under a commercial security agreement with the Lender (the “Security Agreement”), and is also personally guaranteed by Mr. Cheng-Chich Huang, one of our stockholders and the Chairman of Premier Image Technology Corporation, the primary contract manufacturer of our Vivitar branded digital cameras.
Amounts outstanding under the various credit agreements described above were as follows (in thousands):

	December 31,	June 30,
	2006	2006
Preferred Bank $55.0 million promissory note	$50,800	$—
Preferred Bank $10.0 million promissory note	10,000	—
Preferred Bank $2.0 million promissory note	2,000	—
CIT $15.0million credit facility	14,992	—
DBS Bank Ltd $20.0 million credit facility	6,043	—
Previous Preferred Bank credit facility	—	30,800

Total	$83,835	$30,800

Aggregate Contractual Obligations and Commercial Commitments
          The following table lists our contractual commitments as of December 31, 2006 (in thousands):

		Less Than 1			More than
	Total	Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$31	$31	$—	$—	$—
Loans payable — bank	83,835	83,835	—	—	—
Redeemable convertible preferred stock redemptions	9,633	9,633	—	—	—
Redeemable convertible preferred stock dividends	313	313	—	—	—
Facilities leases	4,658	1,922	2,628	108	—
Purchase orders	146,108	146,108	—	—	—
Advertising commitments	6,246	6,246	—	—	—
Investment commitments	1,600	1,600	—	—	—
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements.
Impact of Recently Issued Standards
     Effective July 1, 2005, we adopted SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect our consolidated financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this Statement.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS 155 in our fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.

     In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS 156 in our fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
     In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that became effective beginning July 2006. FSP FIN 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this Statement did not affect our consolidated financial statements and is not expected to have a material effect in the future on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position, and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS 158 are to be applied prospectively upon adoption. We will adopt SFAS 158 in our fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our financial statements.
     In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual-approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We will adopt SFAS 108 in our fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.

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
Interest Rate Risk
          At December 31, 2006, we had outstanding balances under our lines of credit of approximately $84.0 million. These credit facilities bear interest at the prime rate (8.25% at December 31, 2006) plus 0.5%. On December 31, 2006, our credit limit under this facility was $102.0 million. If we were to borrow the full $102.0 million, a 1% increase in the prime rate would result in incremental estimated annual interest expense of $1.0 million annually.
Foreign Currency Risk
          We recorded approximately $605,000 of revenue denominated in Canadian dollars in the three months ended December 31, 2006. We recorded a $65,000 foreign currency exchange loss in the six months ended December 31, 2006. As a result of the acquisition of Vivitar on November 21, 2006, we had minimal foreign currency gains or losses in the quarter. However, going forward, we will be exposed to foreign currency exchange gains and losses with our International Vivitar offices, which are located in the United Kingdom, France, and to a lesser extent, in Hong Kong.
Credit Risk
          We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risk.
Equity Price Risk
          We hold investments in capital stock of privately held companies. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that is other-than-temporary. From inception through December 31, 2006 we have not recorded any impairment losses on strategic investments. As of December 31, 2006, our strategic investments had a carrying value of $1.0 million, and we have determined that there was no impairment in these investments at that date. We cannot assure you that our investments will have the above-mentioned results, or that we will not lose all or any part of these investments.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are currently party to various claims. The ultimate outcome of these claims, individually and in the aggregate, is not expected to have a material adverse effect on our consolidated financial statements. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our consolidated financial statements in the period in which the ruling occurs or first becomes probable and estimable. The estimate of the potential impact from the various legal proceedings on our consolidated financial statements could change in the future.
     On June 6, 2005, Kolin received a notice from Sony Corporation asserting two alleged patent infringements. We are assisting Kolin in evaluating the assertions made as well as the potential impact, if any, on our business. Based upon information received to date, we do not believe that these assertions will have a material impact on our consolidated financial condition or results of operations and cash flows.
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
          None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Our 2006 Annual Meeting of Stockholders was held on November 30, 2006. All of the nominees were elected to our Board of Directors as set forth in the Proxy Statement as follows:

Nominees	Votes in Favor	Votes Withheld
Vincent F. Sollitto Jr.	34,562,538	96,626
James Ching Hua Li	34,559,033	100,131
Man Kit (Thomas) Chow	34,554,902	104,262
David P. Chavoustie	34,546,038	113,126
Shih-Jye Cheng	34,517,102	142,062
Yasushi Chikagami	34,544,795	114,369
Max Fang	34,545,595	113,569
John S. Hodgson	34,513,445	145,719
Christopher C. L. Liu	34,495,077	164,087
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

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit

10.53	Manufacturing Agreement, dated March 9, 2004, between Syntax Groups Corporation and Taiwan Kolin Company Limited, as amended on March 12, 2004 and February 1, 2005

10.54	Distribution Agreement, dated September 8, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation

10.55	Price Protection for Channels Agreement, dated March 9, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation, as amended on December 31, 2004 and July 1, 2006

10.56	Volume Incentive Agreement, dated March 9, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation

10.57	Letter Agreements re shipment terms and duty payments, dated June 16, 2005 and June 20, 2005

10.58†	Warranty and Repair Services Agreement, dated April 1, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation, as amended on January 1, 2006

10.59	Marketing Development Agreement, dated March 1, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation

10.60	Technology Research and Development Agreement, dated March 9, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation

10.61	Property Disbursement Sharing Agreement, dated June 14, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation

10.62	Property Disbursement Sharing Agreement, dated March 1, 2006, between Taiwan Kolin Company Limited and Syntax-Brillian Corporation

31.1	Rule 13a–14 (a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a–14 (a)/15d–14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer
†	An application has been submitted to the SEC for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTAX-BRILLIAN CORPORATION
Date: February 14, 2007	By:	/s/ Vincent F. Sollitto Jr.
Vincent F. Sollitto Jr.
Chief Executive Officer

Date: February 14, 2007	By:	/s/ Wayne A. Pratt
Wayne A. Pratt
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit

10.53	Manufacturing Agreement, dated March 9, 2004, between Syntax Groups Corporation and Taiwan Kolin Company Limited, as amended on March 12, 2004 and February 1, 2005

10.54	Distribution Agreement, dated September 8, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation

10.55	Price Protection for Channels Agreement, dated March 9, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation, as amended on December 31, 2004 and July 1, 2006

10.56	Volume Incentive Agreement, dated March 9, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation

10.57	Letter Agreements re shipment terms and duty payments, dated June 16, 2005 and June 20, 2005

10.58†	Warranty and Repair Services Agreement, dated April 1, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation, as amended on January 1, 2006

10.59	Marketing Development Agreement, dated March 1, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation

10.60	Technology Research and Development Agreement, dated March 9, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation

10.61	Property Disbursement Sharing Agreement, dated June 14, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation

10.62	Property Disbursement Sharing Agreement, dated March 1, 2006, between Taiwan Kolin Company Limited and Syntax-Brillian Corporation

31.1	Rule 13a–14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a–14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

†	An application has been submitted to the SEC for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.