Form 10-Q/A
period 2006-09-30
SYNTAX-BRILLIAN CORP
filed 2007-02-16
CIK 1232229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Par value $.001 per share

EXPLANATORY NOTE
       This Amendment No. 1 to our Quarterly Report on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, originally filed with the Securities and Exchange Commission on November 9, 2006 (the “Original Filing”). We are filing this Amendment No. 1 to (i) amend our disclosure in Part I, Item 1. Financial Statements - Condensed Consolidated Statements of Cash Flows, (ii) amend our disclosure in Part I, Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note D, and (iii) amend our disclosure in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to add a paragraph under “Cost of Sales.” In addition, we are including certain currently dated certifications. Except as described in this Explanatory Note, no other changes have been made to the Original Filing, and this Amendment No. 1 does not amend or update any other information set forth in the Original Filing.

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
The accompanying notes are an integral part of these condensed consolidated financial statements

.SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Three Months Ended
	September 30,
	2006	2005
Operating Activities:
Net income (loss)	$3,808	$(658)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,017	89
Provision for inventory reserves	1,393	5,770
Provision for doubtful accounts	309	—
Amortization of debenture discount and offering costs	642	—
Amortization of convertible preferred stock discount and costs	1,520	—
Stock compensation expense	425	2,228
(Gain) loss on sale of assets	(6)	—
(Gain) loss on sale of investment	(176)	—
Joint venture loss	108	—
Deferred income taxes	—	(2,764)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and due from factor	(26,342)	1,028
(Increase) in inventories	(28,946)	(29,060)
(Increase) decrease deposits with Kolin	—	847
Decrease in other current assets	5,307	564
(Increase) in other assets	(2)	—
Increase (decrease) in accrued rebates payable	(2,857)	92
Increase in deferred warranty revenue	4,441	1,130
Increase in income taxes payable	—	2,185
Increase in accounts payable	40,856	11,618
Increase (decrease) in other accrued liabilities	1,768	(424)

Net cash provided by (used in) operating activities	3,265	(7,355)

Investing Activities:
Fixed assets purchased	(192)	(152)
Fixed assets sold	25	—
Long-term investments sold	600	—
Long-term investments purchased	(245)	(1,000)
License purchased	(5,551)	—

Net cash used in investing activities	(5,363)	(1,152)

Financing Activities:
Stock issued pursuant to Employee Stock Purchase Plan	101	—
Net proceeds from bank loan payable	2,000	2,937
Proceeds (Repayments) of long-term debt and notes payable	(2)	23
Net transfers from Syntax Groups Corporation	—	4,200
Warrants exercised	630	—
Stock options exercised	260	—

Net cash provided by financing activities	2,989	7,160

Net increase (decrease) in cash and cash equivalents	891	(1,347)
Cash and cash equivalents, beginning of period	7,375	1,804

Cash and cash equivalents, end of period	$8,266	$457

Supplemental Cash Flow Information:
Cash paid for interest	$791	$221

Cash paid for income taxes	$—	$500

Supplemental Schedule of Non-cash Investing Activities
Increase in deposits with Kolin and its related accounts payable	$15,198	$—

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

     We write down inventories for estimated obsolescence and to the lower of cost or market. These write-downs are based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory write-downs totaled $1.4 million and $5.8 million for the three months ended September 30, 2006 and 2005, respectively.
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
          We write down inventories for estimated obsolescence and to the lower of cost or market. These write-downs are based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory write-downs totaled $1.4 million and $5.8 million for the three months ended September 30, 2006 and 2005, respectively.
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

SYNTAX-BRILLIAN CORPORATION

Date: February 16, 2007	By:	/s/ Vincent F. Sollitto Jr.
Vincent F. Sollitto Jr.
Chief Executive Officer

Date: February 16, 2007	By:	/s/ Wayne A. Pratt
Wayne A. Pratt
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer