Form 10-Q
period 2007-03-31
SYNTAX-BRILLIAN CORP
filed 2007-05-11
CIK 1232229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF MAY 10, 2007
Common	62,776,047
Par value $.001 per share

SYNTAX-BRILLIAN CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2007

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share data)

	March 31,	June 30,
	2007	2006
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$16,946	$7,375
Accounts receivable and due from factor, net	220,978	50,829
Inventories	39,762	13,151
Deposit with Kolin (a related party)	39,574	5,067
Deferred tax asset	2,666	2,666
Other current assets	2,896	1,370

Total Current Assets	322,822	80,458

Fixed assets, net	15,466	16,703
Long-term investments	1,290	1,307
Intangible assets, net	37,216	20,737
Goodwill	27,435	6,990
Other assets	480	1,461

Total Assets	$404,709	$127,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Loans payable, bank	$73,900	$30,800
Notes payable	—	650
Accounts payable	125,884	3,924
Accrued rebates payable	14	4,043
Deferred warranty revenue	18,195	4,551
Income taxes payable	4,780	96
Other current liabilities	17,026	5,540
Current portion of redeemable convertible preferred stock (net of $750 and $3,390 discount)	2,864	3,432

Total Current Liabilities	242,663	53,036

Long-term debt (net of $2,635 discount)	—	3,758
Redeemable convertible preferred stock (net of $3,390 discount)	—	3,432
Deferred income taxes	2,628	2,628

Stockholders’ Equity:
Common stock, $.001 par value; 120,000,000 shares authorized, 62,502,792 and 48,485,912 shares issued and outstanding at March 31, 2007 and June 30, 2006 respectively	63	49
Additional paid-in capital	157,674	84,489
Retained earnings (accumulated deficit)	1,681	(19,736)

Total stockholders’ equity	159,418	64,802

Total Liabilities and Stockholders’ Equity	$404,709	$127,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Net sales	$162,880	$45,671	$492,378	$133,184

Cost of sales	133,385	41,514	409,430	116,573

Gross Profit	29,495	4,157	82,948	16,611

Operating expenses:
Selling, distribution, and marketing	5,652	2,527	14,637	5,453
General and administrative	9,442	4,060	21,409	13,646
Research and development	1,475	1,936	4,825	2,563

Total operating expense	16,569	8,523	40,871	21,662

Operating income (loss)	12,926	(4,366)	42,077	(5,051)

Interest expense	(4,629)	(7,046)	(15,316)	(8,329)
Interest income and other income (expense)	(320)	—	(159)	—

Total non-operating income (expense)	(4,949)	(7,046)	(15,475)	(8,329)

Net income (loss) before income taxes	7,977	(11,412)	26,602	(13,380)

Income tax expense	(2,484)	—	(5,184)	—

Net income (loss)	$5,493	$(11,412)	$21,418	$(13,380)

Net income (loss) per common share:
Basic	$0.09	$(0.26)	$0.39	$(0.35)

Diluted	$0.09	$(0.26)	$0.37	$(0.35)

Weighted average number of common shares:
Basic	59,972	44,432	54,304	38,453

Diluted	64,228	44,432	58,761	38,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Nine Months Ended
	March 31,
	2007	2006
Operating Activities:
Net income (loss)	$21,418	$(13,380)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,521	1,469
Provision for inventory losses	9,581	9,401
Provision for doubtful accounts	4,286	49
Amortization of debenture discount and offering costs	3,016	4,966
Amortization of redeemable convertible preferred stock discount and costs	7,928	1,601
Stock compensation expense	2,647	4,032
Gain on sale of assets	(6)	—
Gain on sale of investment	(176)	—
Joint venture loss	377	—
Income tax expense recorded as a reduction of goodwill	500
Changes in assets and liabilities:
Increase in accounts receivable and due from factor	(155,200)	(21,173)
Increase in inventories	(16,387)	(15,440)
Decrease (increase) in other current assets	5,570	(7,390)
Increase in other assets	(186)	(307)
Increase (decrease) in accrued rebates payable	(4,029)	5,833
Increase in deferred warranty revenue	13,644	2,050
Increase (decrease) in income taxes payable	4,684	(1,414)
Increase (decrease) in accounts payable	32,695	(1,556)
Increase in other accrued liabilities	6,800	864

Net cash used in operating activities	(58,317)	(30,935)

Investing Activities:
Fixed assets purchased	(1,274)	(974)
Fixed assets sold	25	—
Cash acquired in acquisition of Vivitar	6,024
Long-term investments sold	600	—
Long-term investments purchased	(784)	(2,351)
License purchased	(5,551)	—

Net cash used in investing activities	(960)	(3,325)

Financing Activities:
Proceeds from issuance of common stock	25,500	14,822
Proceeds of redeemable convertible preferred stock offering	—	14,750
Stock issued pursuant to Employee Stock Purchase Plan	205	85
Net proceeds from bank loan payable	43,100	10,751
Proceeds of long-term debt and notes payable	—	850
Repayment of long-term debt and notes payable	(4,759)	(461)
Net transfers from Syntax Groups Corporation	—	4,200
Proceeds from warrants exercised	3,004	1,367
Proceeds from stock options exercised	1,798	70

Net cash provided by financing activities	68,848	46,434

Net increase in cash and cash equivalents	9,571	12,174
Cash and cash equivalents, beginning of period	7,375	1,804

Cash and cash equivalents, end of period	$16,946	$13,978

Supplemental Cash Flow Information:
Cash paid for interest	$3,517	$1,179

Cash paid for income taxes	$—	$1,645

Supplemental Schedule of Non-cash Investing Activities:
Increase in deposits with Kolin and its related accounts payable	$39,574	$—

Stock issued for Vivitar acquisition	$26,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Organization:
     We are a leading designer, developer, and distributor of high-definition televisions, or HDTVs, utilizing liquid crystal display, or LCD, and liquid crystal on silicon, or LCoS, technologies. Under our Ölevia brand name, we sell our LCD HDTVs in a broad array of screen sizes as well as our LCoS HDTVs utilizing our proprietary LCoS microdisplay technology to national, regional, and online consumer electronics retailers and distributors. Through these sales channels, we sell HDTVs designed to meet the individual needs of a variety of end-user consumers, including consumers in the price-conscious, high-performance, and high-end home theater markets. In order to best address the price and performance requirements of our sales channel customers and end-user consumers, we have established a virtual manufacturing model utilizing components sourced in Asia, third-party contract manufacturers located in Asia, and third-party assemblers located in close proximity to end-user consumers to produce our HDTVs.
     Through our recent acquisition of Vivitar, we are also a leading supplier of both digital and film cameras, offering a broad line of digital imaging products, including digital cameras, point and shoot cameras, 35 millimeter single lens reflex cameras, auto focus cameras, digital video cameras, multimedia players, flash units, binoculars, projectors, and camera accessories. In addition, we offer a broad line of LCoS microdisplay products and subsystems, including LCoS imagers, that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, projection applications, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.
     On November 30, 2005, we completed our merger with Syntax Groups Corporation, a privately held California corporation (“Syntax Groups”), whereby a wholly owned subsidiary of our company was merged with and into Syntax Groups and Syntax Groups became a wholly owned subsidiary of our company (the “Merger”). As consideration for the Merger, Syntax shareholders received 1.5379 shares of our common stock for each share of Syntax common stock held by them on November 30, 2005 (the “Exchange Rate”). In the aggregate, shareholders of Syntax received approximately 34.3 million shares of our common stock. The Exchange Rate was calculated so that former shareholders of Syntax owned approximately 70% of the fully diluted shares of the combined company at the closing of the Merger. Therefore, the Merger has been accounted for as a reverse merger wherein Syntax is deemed to be the acquiring entity from an accounting perspective. As such, the historical financial statements of Syntax became the historical financial statements of the combined company upon completion of the Merger.
     On November 21, 2006 we purchased Vivitar Corporation, an Oxnard, California-based company that designs, develops, and markets photographic, optical, electronic, and digital imaging products, for 4,565,141 shares of our common stock. Vivitar is operated as a wholly owned subsidiary of Syntax-Brillian.
Note A Summary of Significant Accounting Policies:
     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2007 include the financial statements of Syntax-Brillian Corporation and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of financial statements. In our opinion, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three- and nine-month periods ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2007. The balance sheet information as of June 30, 2006 is derived from our audited financial statements but excludes the financial statement footnotes required for complete financial statements. These consolidated financial statements should be read in conjunction with our Form 10-K/A filed with the Securities and Exchange Commission on October 20, 2006.
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
     Accounts Receivable / Due from Factor. We maintain an allowance for doubtful accounts not assigned to a factor and accounts assigned to factor with recourse for estimated losses resulting from the inability of customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of a customer were to deteriorate, additional allowances could be required. The balances in the allowance accounts were $3.1 million and $209,000 at March 31, 2007 and 2006, respectively.
     Inventories. We purchase the majority of our LCD and digital camera business products as finished goods ready to ship to customers. All other products are purchased in major components that require minimal assembly prior to shipment to customers. Inventories at March 31, 2007 and 2006 for the LCD business are stated at the lower of cost (moving average method) or net realizable value. Factory rebates and other allowances applicable to product purchases are treated as a reduction in product cost. The majority of our purchases for the LCoS business are major components, which are stated at the lower of cost (first-in, first-out) or net realizable value.
     Vendor Allowances. We currently receive two types of vendor allowances: volume rebates that are earned as a result of attaining certain purchase levels, and price protection that is earned based upon the impact of market prices on a monthly basis. We also obtain incentives for technical know how and market development that are earned as result of monthly purchase levels. All vendor allowances are accrued as earned, and those allowances received as a result of attaining certain purchase levels are accrued over the incentive period based on estimates of purchases. We record the consideration received from a vendor in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which states that consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and are recorded as a reduction of the cost of sales when recognized in our statement of operations.
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
     Goodwill and Intangibles. We record goodwill as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Our intangible assets include trademarks, trade names, and patented technologies, which were recorded at fair value on the Merger date. Intangible assets are amortized using the straight-line method over the estimated useful life of the assets.
     Investments. We account for our investments in which we have less than a 20% interest at cost if we do not have control of the board or influence over the operations, and annually review such investments for impairment. We account for our investments in which we have a greater than 20% but less than 50% ownership interest under the equity method as long as we do not have the ability to control the operations through voting control or board majority influence.
     Impairment of Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. We recognize an impairment loss when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount.
     Deferred Income Taxes. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized, a valuation allowance is established if necessary.
     Warranties. We typically warrant our products against defects in material and workmanship for a period of one year from date of purchase with onsite service provided for certain of our products. As of June 30, 2004, we entered into an agreement with Taiwan Kolin Co. Ltd. for reimbursement of the cost of our warranty expenses for units sold. Kolin is our primary contract manufacturer of our LCD HDTVs. We record these reimbursements from Kolin first as a reduction to the third party warranty costs, with the excess reimbursement amortized over a 12-month period and applied as a credit to cost of sales for units that have been shipped to customers. We record reimbursements from Kolin for units that have not been shipped to customers as deferred warranty revenue (See Note B, Related Party Transactions).
     Stock-Based Compensation. On July 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires us to recognize expense related to the estimated fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Stock-based compensation expense for all stock-based awards granted subsequent to July 1, 2005 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. We recognize the stock-based compensation expense ratably over the requisite service period, which is generally the option vesting term of 12 to 50 months. All stock options have a term of 10 years. Stock-based compensation expense for the three- and nine-month periods ended March 31, 2007 was $651,000 and $2.6 million, respectively. Stock-based compensation expense for the three and nine-month periods ended March 31, 2006 were $362,000 and $4.0 million, respectively.
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
     Shipping and Handling Costs. We include shipping and handling related to our purchases of LCD HDTVs and digital camera products from our principal manufacturers in the purchase price. We include shipping and handling costs associated with freight-out to our customers in the cost of sales. Shipping and handling charges to customers are recorded in sales.
     Advertising Costs. We record advertising costs, which include cooperative advertising, media advertising, and production costs, as selling, distribution, and marketing expenses in the period in which the advertising first takes place. During the three and nine months ended March 31, 2007, we incurred $2.8 million and $7.9 million of advertising costs. During the three and nine months ended March 31, 2006, we incurred $1.1 million and $2.5 million of advertising costs, respectively.
     Segment Reporting. SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. We have three business segments for reporting purposes, the Liquid Crystal Display (LCD) HDTV segment, the Liquid Crystal on Silicon (LCoS) segment, and the Digital Camera segment.
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
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, a company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS 156 in our fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position, and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS 158 are to be applied prospectively upon adoption. We will adopt SFAS 158 in our fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No.159,” The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 157.” We will adopt SFAS 159 in the fiscal year beginning July 1, 2008. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 may have on our financial position or results of operations.
     In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We have adopted SAB 108 in our fiscal year that began July 1, 2006. The adoption of this Statement has not had a material effect on our consolidated financial statements. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this Statement.
Note B Related Party Transactions:
     Kolin and its subsidiary own approximately 9.8% of our common stock. We are currently and have historically been significantly dependent upon Kolin as a supplier of products. On March 9, 2004, in conjunction with our plans to expand our product lines to include home entertainment products, including LCD HDTV, we entered into a Manufacturing Agreement with Kolin. This Manufacturing Agreement had an initial term of one year and could be extended for up to five additional one-year periods at our option. We have elected to extend this Manufacturing Agreement to March 2008 and anticipate that we will further extend it to at least March 2009. Although we obtain product from other sources, Kolin provides a substantial majority of our product.
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
     We received rebates from Kolin for price protection of $13.6 million and $18.5 million, representing 9.8% and 36.8% of purchases, for the three months ended March 31, 2007 and 2006, respectively, and $38.3 million and $47.7 million, representing 8.4% and 28.1% of purchases, for the nine months ended March 31, 2007 and 2006, respectively. Price protection rebates were credited to cost of sales as these rebates related to products purchased from Kolin sold to our customers during the respective periods. Currently, the amount of price protection we receive is based upon the amount of price protection and other credits Kolin receives from the suppliers of components used in our HDTVs.
     Kolin has agreed to reimburse us in varying amounts ranging from $10 to $100 per unit to cover the cost of warranty expenses as well as our costs in administering the warranty program and for servicing units that cannot be serviced by third-party warranty providers. Kolin provides these per unit reimbursements at the time it ships products to us. We record these reimbursements from Kolin for units that we have sold to our customers, first, as a reduction to the third-party warranty costs, with the excess reimbursement recorded as deferred warranty revenue, a current liability, and amortized as a reduction in cost of sales over the succeeding 12-month period. We record warranty reimbursements we receive for units that we have not sold to our customers as deferred warranty revenue. As of March 31, 2007, deferred warranty revenue was $18.2 million. Recognized warranty reimbursements that were recorded as a reduction in cost of sales totaled $11.7 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively, and $13.0 million and $3.2 million for the nine months ended March 31, 2007 and 2006, respectively.
     The following table shows the amount of our transactions with Kolin for the three and nine months ended March 31, 2006 and 2007 (in thousands):

	Income Statement		Balance Sheet
				Increase to
			Increase	Deferred
	Total		(decrease) to	Warranty
Three Months Ended March 31, 2006:	Purchases	Cost of Sales	Inventory	Revenue
Purchases	$53,064	$57,086	$(4,022)	$—
Rebates, based on percentage of purchases:
Market development	(1,176)	(1,352)	176	—
Technical development	(1,566)	(1,622)	56	—
Volume incentive	(1,293)	(1,486)	193	—
Excess warranty expense reimbursements	(1,727)	(1,327)	—	(400)
Price protection	(18,502)	(18,502)	—	—
Price protection guaranteed minimum	567	—	567	—

Net activity, three months ended March 31, 2006	29,367	32,797	(3,030)	(400)
Prior period purchases charged to cost of sales	3,077	3,077	—	—

Balance March 31, 2006	$32,444	$35,874	$(3,030)	$(400)

	Income Statement		Balance Sheet
				Increase to
			Increase	Deferred
	Total		(decrease) to	Warranty
Three Months Ended March 31, 2007:	Purchases	Cost of Sales	Inventory	Revenue
Purchases	$137,749	$152,595	$(14,846)	$—
Rebates, based on percentage of purchases:
Market development	(5,721)	(5,913)	192	—
Technical development	(6,865)	(7,096)	231	—
Volume incentive	(6,293)	(6,505)	212	—
Excess warranty expense reimbursements	(13,538)	(11,694)	—	(1,844)
Price Protection	(13,613)	(13,613)	—	—
Royalty	(2,453)	(2,453)	—	—

Net activity, three months ended March 31, 2007	89,266	105,321	(14,211)	(1,844)
Prior period purchases charged to cost of sales	9,402	9,402	—	—

Balance March 31, 2007	$98,668	$114,723	$(14,211)	$(1,844)

	Income Statement		Balance Sheet
				Increase to
			Increase	Deferred
	Total		(decrease) to	Warranty
Nine Months Ended March 31, 2006:	Purchases	Cost of Sales	Inventory	Revenue
Purchases	$169,789	$142,427	$27,362	$—
Rebates, based on percentage of purchases:
Market development	(4,627)	(4,048)	(579)	—
Technical development	(5,708)	(4,857)	(851)	—
Volume incentive	(5,090)	(4,452)	(638)	—
Excess warranty expense reimbursements	(5,265)	(3,215)	—	(2,050)
Price Protection	(47,741)	(47,741)	—	—
Price protection guaranteed minimum	(4,364)	—	(4,364)	—

Net activity, nine months ended March 31, 2006	96,994	78,114	20,930	(2,050)
Prior period purchases charged to cost of sales	17,203	17,203	—	—

Balance March 31, 2006	$114,197	$95,317	$20,930	$(2,050)

	Income Statement		Balance Sheet
				Increase to
			Increase	Deferred
	Total		(decrease) to	Warranty
Nine Months Ended March 31, 2007:	Purchases	Cost of Sales	Inventory	Revenue
Purchases	$456,899	$437,057	$19,842	$—
Rebates, based on percentage of purchases:
Market development	(11,533)	(11,181)	(352)	—
Technical development	(13,839)	(13,417)	(422)	—
Volume incentive	(12,686)	(12,299)	(387)	—
Excess warranty expense reimbursements	(26,403)	(12,969)	—	(13,434)
Price Protection	(38,313)	(38,313)	—	—
Royalty	(2,453)	(2,453)	—	—

Net activity, nine months ended March 31, 2007	351,672	346,425	18,681	(13,434)
Prior period purchases charged to cost of sales	23,146	23,146	—	—

Balance March 31, 2007	$374,818	$369,571	$18,681	$(13,434)

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
     We do not assign certain of our accounts to CIT, primarily because the accounts are outside of the United States, because CIT has not approved the customer, or because the terms of sale to such customer or invoice terms are not within the parameters acceptable to CIT.
     Accounts receivable and due from factor consisted of the following (in thousands):

	March 31,	June 30,
	2007	2006
Due from factor, net	$12,049	$17,049
Accounts receivable not assigned to factor, net	211,828	34,097
Other receivables	235	77
Allowance for doubtful accounts	(3,134)	(394)

Total accounts receivable and due from factor	$220,978	$50,829

     At March 31, 2007, the accounts receivable balance from one of our Asian customers totaled $170.8 million, or 80.6% of the outstanding balance of accounts that had not been assigned to CIT.
Note D Inventories, at net realizable value, consisted of the following (in thousands):

	March 31,	June 30,
	2007	2006
Raw materials	$8,002	$2,468
Work-in-process	3	425
Finished goods	31,757	10,258

Total inventories	$39,762	$13,151

     We write down inventories for estimated obsolescence and to the lower of cost or market. These write-downs are based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory write-downs totaled $1.3 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively, and $9.6 million and $9.4 million for the nine months ended March 31, 2007 and 2006, respectively.
Note E Deposit with Kolin (in thousands):
     At March 31, 2007, we had deposits of $39.6 million with Kolin for molds used in the manufacture of our LCD HDTVs. To offset these deposits we recorded payables in the same amount. Upon achievement of stipulated unit volumes for each mold, the deposits are refunded. We anticipate that we will meet production minimums for substantially all such molds in the current fiscal year. Therefore, we have not amortized the cost of the molds since it is probable that they will be removed from our balance sheet when the related accounts payable to Kolin is extinguished through achievement of the stipulated unit volumes. The total amount of tooling deposits recorded during the nine months ended March 31, 2007 was $42.6 million. As of March 31, 2007, we had met the stipulated unit volumes with respect to $3.0 million of these deposits.
     The deposit of $5.1 million at June 30, 2006 represented a deposit with Kolin for purchase of inventory, and is unrelated to the deposits for molds described above.
Note F Fixed assets consisted of the following (in thousands):

	March 31,	June 30,
	2007	2006
Leasehold and building improvements	$1,253	$1,163
Machinery and equipment	17,039	11,068
Software	434	348
Furniture and fixtures	2,361	292
Equipment not yet placed in service	843	5,810

Total fixed assets	21,930	18,681
Less accumulated depreciation	(6,464)	(1,978)

Total net fixed assets	$15,466	$16,703

Note G Long-Term Investments:
     On June 30, 2004, we acquired 473,337 shares of DigiMedia Technology Co., Ltd., representing a 3.6% interest, in exchange for 141,439 shares of our common stock valued at $424,000. DigiMedia provides R&D and assembly services to Kolin, our principal supplier of LCD HDTVs. We collaborate with DigiMedia on product development efforts. In September 2006, we sold all of our shares in DigiMedia to Kolin for $600,000 and recorded a $176,000 gain.

     In March 2006, we acquired a 16% interest in Nanjing Huahai Display Technology Co., Ltd. We have invested $680,000 to date. The remaining $120,000 is to be contributed at a date yet to be determined. Nanjing Huahai Display Technology manufactures LCD HDTVs in China. We are accounting for this investment on the cost basis since we do not have control of the board or influence over their operations.
     In April 2006, we acquired a 49% interest in Sino-Brillian Display Technology Corporation by contributing equipment with a book value of $613,000. We contributed additional equipment valued at $34,000 during the period ended September 30, 2006, and operations commenced. Our portion of the loss of Sino-Brillian totaled $228,000 and $389,000 for the three- and nine-month periods ended March 31, 2007, respectively, and has been recorded in interest income and other income (expense) in the accompanying statement of operations. Sino -Brillian manufactures light engines in China for use in our LCoS HDTVs and for other LCoS HDTV manufacturers. We are accounting for this investment using the equity method since we do not have voting or board control with respect to this company.
     On July 15, 2006, we entered into a joint venture agreement with various parties to form Olevia Senna do Brazil. We have agreed to contribute approximately $1.3 million as needed in return for a 19.5% ownership position in this newly formed company. In April 2006, we made our first contribution to Olevia Senna do Brazil in the amount of $290,000. Olevia Senna do Brazil was formed to assemble and market Olevia branded HDTVs in Brazil and throughout South America. At March 31, 2007, operations had not yet commenced. We are accounting for this investment on the cost basis since we do not have control of the board or influence over their operations.
     In January 2007, we invested $339,000 in exchange for 16.7% of the outstanding ownership interest of Olevia Japan, which will distribute Olevia HDTV’s in Japan. We are accounting for this investment on the cost basis since we do not have control of the board or influence over their operations.
Note H Business Combinations:
     On November 30, 2005, we completed our Merger with Syntax Groups whereby a wholly owned subsidiary of our company was merged with and into Syntax Groups and Syntax Groups became a wholly owned subsidiary of our company. As consideration for the Merger, Syntax Groups shareholders received 1.5379 shares of our common stock for each share of Syntax Groups common stock held by them on November 30, 2005 (the “Exchange Rate”). In the aggregate, shareholders of Syntax Groups received approximately 34.3 million shares of our common stock. The Exchange Rate was calculated so the former shareholders of Syntax Groups owned approximately 70% of the fully diluted shares of the combined company at the closing of the Merger. Therefore, the Merger has been accounted for as a reverse Merger wherein Syntax Groups is deemed to be the acquiring entity from an accounting perspective. As such, the historical financial statements of Syntax Groups became the historical financial statements of the combined company upon completion of the Merger.
     The purpose of the merger was to combine the established distribution channels, supply chain management capabilities, and LCD product line of Syntax with the intellectual property portfolio, research and development talent, and LCoS product line of Brillian. Because Brillian had been a publicly traded company prior to the Merger, and because its value reflected the future potential of the LCoS product line, it was valued in excess of the fair value of its assets. Therefore, the purchase price included approximately $7.0 million of goodwill, which has been recorded in the LCoS segment of the combined company.
     The pro forma results of operations for the nine-month period ended March 31, 2006, were as follows:

Nine Months
Ended
March 31, 2006
Net sales	$133,857
Net loss	$(29,554)
Net loss per common share	$(0.77)

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

     On November 21, 2006, we purchased Vivitar Corporation, an Oxnard, California-based company that designs, develops, and markets photographic, optical, electronic, and digital imaging products, for 4,565,141 shares of our common stock. Because its value reflected the future potential of the Vivitar trade name and product line, it was valued in excess of the fair value of its assets. Therefore, the purchase price included approximately $20.9 million of goodwill, which has been recorded in the digital camera segment of the combined company. The statements of operations for the three- and nine-month periods ended March 31, 2007 includes the results of operations of Vivitar from November 21, 2006 on.
     The pro forma results of operations for the three months ended March 31, 2006 and the nine-month periods ended March 31, 2007 and 2006, as if the Merger had occurred at the beginning of the period, were as follows:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2006	2007	2006
Net sales	$72,880	$538,372	$239,672
Net income (loss)	$(12,028)	$25,961	$(17,206)
Net income (loss) per diluted common share	$(0.27)	$0.44	$(0.45)
     In connection with the acquisition of Vivitar, the assets acquired and liabilities assumed from Vivitar were recorded at fair value on the date of the acquisition of Vivitar. We are in the process of finalizing the allocation of the initial purchase consideration. The preliminary purchase consideration allocation is as follows (in thousands):

Fair value of stock issued to acquire Vivitar	$26,000
Acquisition related costs	160

Total purchase price	$26,160

Cash	$6,024
Accounts receivable	19,235
Inventories	19,806
Other current assets	2,029
Property, plant and equipment	186

Intangible assets	12,708
Other assets	70

Total assets acquired	60,058
Less liabilities assumed	(54,843)

Fair value of net assets acquired	5,215
Goodwill	20,945

Total purchase price	$26,160

     In connection with the opening of an LCD television assembly factory in Ontario, California in October 2006, we paid a technology license fee to a third party of $5.6 million related to the manufacturing process know how, equipment layout, and equipment installation in the factory. This license fee is being amortized over five years. At March 31, 2007, $5.0 million remained unamortized.
     Note I Intangible Assets and Goodwill
     Intangible assets consisted of the following at March 31, 2007 and June 30, 2006 (in thousands):

	March 31,	June 30,	Amortizable
	2007	2006	Life
LCoS trademark and trade name	$1,208	$1,208	7.5 years
Brillian trademark and trade name	148	148	4.0 years
Technology license	5,551	—	5.0 years
Vivitar trade name	11,095	—	15.0 years
Vivitar customer list	1,613	—	15.0 years
Patented technology	20,114	20,114	19.0 years

	39,729	21,470
Less accumulated amortization	(2,513)	(733)

	$37,216	$20,737

     We recorded goodwill in the merger of Syntax Groups and Brillian in the amount of $7.0 million and in the acquisition of Vivitar in the amount of $20.9 million. Subsequent to the initial purchase price allocation, goodwill was reduced by $500,000 for tax benefits subsequently realized.
     Intangible assets and goodwill are subject to periodic review to determine if impairment has occurred and, if so, the amount of such impairment. If we determine that impairment exists, we will be required to reduce the carrying value of the impaired asset by the amount of the impairment and to record a corresponding charge to operations in the period of impairment. There were no impairment indicators or charges during the nine-month period ended March 31, 2007.
     Estimated annual amortization expense through 2011 and thereafter related to intangible assets at March 31, 2007 was as follows (in thousands):

Fiscal Year
2007	$804
2008	3,214
2009	3,214
2010	3,193
2011	3,177
Thereafter	23,614

$37,216

Note J Loans Payable, Bank:
     As of March 31, 2007, we were party to business loan agreements with the following financial institutions:

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
     On December 13, 2006, we entered into an amended and restated business loan and security agreement with Preferred Bank (the “Amended Loan Agreement”) and Third Amended and Restated Promissory Note — Variable Rate (the “Amended Note”) primarily to increase our existing credit line to the lesser of $55.0 million or our Borrowing Base (as defined in the Amended Loan Agreement). On February 21, 2007 the Promissory Note and the Loan Agreement were amended to extend the maturity date to March 5, 2008. The total amount of borrowings permitted under the Amended Loan Agreement is subject to the following limitations: (a) $5.0 million for the issuance of letters of credit, and (b) up to $50.0 million for general working capital. The borrowings under the facility continue to bear interest at Preferred Bank’s prime rate plus 0.50% and mature on December 5, 2007.
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
     DBS Bank, Ltd:
     On December 26, 2006, our wholly owned subsidiary, Vivitar entered into a business loan agreement (the “Loan Agreement”) with DBS Bank, Ltd. (the “Lender”). The Loan Agreement provides for a credit facility to Vivitar of up to the lesser of (a) $20.0 million, or (b) either (i) 80% of Vivitar’s eligible accounts if the dilution rate is equal to or less than 10% or (ii) 70% of Vivitar’s eligible accounts if the dilution rate is greater than 10% but less than 15%, minus any reserves established by the Lender, all as further described in the Loan Agreement. The credit facility may be used for cash advances or letters of credit. Outstanding amounts under the Loan Agreement, which are evidenced by a promissory note in the principal amount of $20.0 million in favor of the Lender (the “Note”), will bear interest at the Bank of America Prime Rate plus 0.5%, and all amounts outstanding under the Loan Agreement mature on June 30, 2007. The credit facility is secured by a lien on all the assets of Vivitar under a commercial security agreement with the Lender (the “Security Agreement”), and is also personally guaranteed by Mr. Cheng-Chich Huang, an affiliate of one of our stockholders. The DBS credit agreement was terminated by us on May 4, 2007.

     Amounts outstanding under the various credit agreements described above were as follows (in thousands):

	March 31,	June 30,
	2007	2006
Preferred Bank $55 million promissory note	$49,277	—
Preferred Bank $12 million promissory note	12,000	—
Preferred Bank $3.8 million promissory note	5,800	—
CIT $15 million credit facility	6,026	—
DBS Bank, Ltd. $20 million credit facility	797	—
Previous Preferred Bank credit facility	—	30,800

Total	$73,900	$30,800

     At March 31, 2007, we did not have any unused availability under our credit facilities.
Note K Per share information:
     Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the three and nine months ended March 31, 2007 and 2006 before giving effect to stock options, warrants, convertible debt, and convertible preferred stock considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to stock options, warrants, convertible debt, and convertible preferred stock considered to be dilutive common stock equivalents using the treasury stock method, which considers the fair value of common stock and the exercise of the award, adjusted for income taxes and unearned compensation. For the three and nine months ended March 31, 2007, the effect of approximately 611,000 and 1.3 million stock options and warrants were excluded from the calculation of income per share as their effect would have been antidilutive. Set forth below are the calculations to arrive at earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Basic earnings (loss) per share:
Net income (loss)	$5,493	$(11,412)	$21,418	$(13,380)

Weighted average common shares	59,972	44,432	54,304	38,453

Basic earnings (loss) per share	$0.09	$(0.26)	$0.39	$(0.35)

Diluted earnings (loss) per share:
Net income (loss)	$5,493	$(11,412)	$21,418	$(13,380)
Add back:
Dividends on convertible preferred stock	93	—	489	—

Adjusted net income (loss)	$5,586	$(11,412)	$21,208	$(13,380)

Common Stock Equivalents:
Weighted average common shares	59,972	44,432	54,304	38,453
Options and warrants assumed exercised	3,019	—	2,281	—
Assumed shares issued for convertible preferred stock	1,237	—	2,175	—

Total common shares plus common stock equivalents	64,228	44,432	58,761	38,453

Diluted income (loss) per share:	$0.09	$(0.26)	$0.37	$(0.35)

Note L Segment Reporting, Sales to Major Customers, and Geographic Information:
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers.

     The consumer electronics industry is seasonal in nature. Sales of HDTVs and digital cameras are the strongest around the Christmas shopping season in North America and around the Chinese New Year in Asia. Therefore, the quarter ending December 31 is typically the busiest season of the year.
     We have three business segments for reporting purposes, the Liquid Crystal Display (LCD) HDTVs segment, the Liquid Crystal on Silicon (LCoS) HDTVs segment, and Digital Camera segment. The following table presents revenues and operating income (loss) for each of our segments for the three and nine month periods ended March 31, 2007 and 2006, respectively, (in thousands).

			Digital
	LCD	LCoS	Camera	Total
Three months ended March 31, 2007
Net sales	$148,957	$440	$13,484	$162,880
Operating income (loss)	$21,395	$(6,355)	$(2,114)	$12,926
Depreciation and amortization	$702	$883	$342	$1,927
Total assets	$298,858	$51,393	$54,458	$404,709

Three months ended March 31, 2006
Net sales	$44,591	$1,080	$—	$45,671
Operating income (loss)	$1,323	$(5,689)	$—	$(4,366)
Depreciation and amortization	$119	$971	$—	$1,090
Total assets	$80,308	$48,763	$—	$129,071

Nine months ended March 31, 2007
Net sales	$461,847	$3,654	$26,877	$492,378
Operating income (loss)	$64,418	$(20,064)	$(2,024)	$42,077
Depreciation and amortization	$1,533	$2,642	$347	$4,521
Total assets	$298,858	$51,393	$54,458	$404,709

Nine months ended March 31, 2006
Net sales	$131,810	$1,374	$—	$133,184
Operating income (loss)	$3,413	$(8,464)	$—	$(5,051)
Depreciation and amortization	$314	$1,260	$—	$1,574
Total assets	$80,308	$48,763	$—	$129,071
     Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.
     For the three months ended March 31, 2007, sales to one customer accounted for approximately 39% of our revenue. No other customers accounted for more than 10% of our revenue during the period. At March 31, 2007, we had one customer that accounted for $170.8 million, or 84%, of our outstanding and unassigned accounts receivable. Accounts receivable that are assigned to CIT are not included as the credit risk for such accounts has been assumed by CIT.
     For the three months ended March 31, 2006, sales to three customers accounted for approximately 35%, 16%, and 10% of our revenue. No other customers accounted for more than 10% of our revenue during the period.

     Net sales by geographic area are determined based upon the location of the end customer. The following sets forth net sales for these geographic areas (in thousands):

	North
	America	Asia	Europe	Total
Three months ended March 31, 2007
Net sales	$88,843	$67,057	$6,980	$162,880

Three months ended March 31, 2006
Net sales	$43,745	$1,840	$86	$45,671

Nine months ended March 31, 2007
Net sales	$229,119	$249,310	$13,949	$492,378

Nine months ended March 31, 2006
Net sales	$120,147	$12,915	$122	$133,184
Note M Commitments and Contingencies:
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
     United States Customs and Border Protection, or Customs, has issued increased duty bills against us in excess of $3.47 million stemming from a dispute with Customs regarding the tariff classification of imported multipurpose monitors under the rules of tariff construction. We believe Customs has improperly classified and valued the merchandise imported by us. Accordingly, we have filed detailed protests seeking to have the duty bills cancelled. We believe the claims are without merit and intend to vigorously defend our position regarding this matter. Kolin, which shipped the monitors to us, has affirmed in writing its agreement to indemnify us for all costs of delivery, including any additional duty that may be deemed due and payable by Customs. While we cannot predict the outcome of the matter, we do not anticipate that the result will have a material adverse effect on our business, financial condition, statement of operations, or statement of cash flows.
     Funai Electric Co., Ltd. initiated a lawsuit against our company and several other digital televisions manufacturers on March 7, 2007 in U.S. Federal District Court, Central District of California. The complaint alleges that we infringed on a patent exclusively licensed to Funai by conducting the manufacture and distribution of our Ölevia television models. While we cannot predict the outcome of the matter, we do not anticipate that the result will have a material adverse effect on our business, financial condition, statement of operations, or statement of cash flows.
     The FCC has notified us that importation declarations indicate that we may have violated certain FCC rules with respect to the transition requirements for selling televisions containing high-definition tuners. We are currently in negotiations with the FCC regarding this matter. We believe it is too early in the process to determine with any degree of certainty the significance, if any, of this matter to our business.
     From time to time, we are involved in other legal proceedings incidental to our business. We currently are not, however, involved in any legal proceeding that we believe would have any material adverse effect on our business, financial condition, statement of operations, or statement of cash flows.
     We made a guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. VoiceViewer is unable to meet its current obligations under the loan agreement.

We and the other guarantors are making payments as they become due. We have determined that it is probable that VoiceViewer will be unable to meet its future obligations under the loan agreement. Therefore, at March 31, 2007, we had accrued $247,000, which represents our maximum remaining obligation under the guarantee. We have a security interest in, and second rights to, the intellectual property of VoiceViewer, while the lending institution has the first rights. However, we do not believe we can realize any significant value from VoiceViewer’s intellectual property.
Note N Stock-Based Compensation:
     Our 2003 Incentive Compensation Plan (the “2003 Plan”) was adopted and approved on August 26, 2003. Under the 2003 Plan, an aggregate of 1,650,000 shares of common stock were originally available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock, the granting of stock appreciation rights, and the granting of dividend equivalents. On the first day of each fiscal year, an additional number of shares equal to 4% of the total number of shares then outstanding are added to the number of shares that may be subject to the granting of awards. As of March 31, 2007, there were outstanding options to acquire 2,893,582 shares of our common stock under the 2003 Plan. In addition, an aggregate of 100,000 shares of restricted common stock had been granted under the 2003 Plan as of March 31, 2007.
     In connection with the Merger, options that were originally granted under Syntax’s 2005 Stock Incentive, Deferred Stock and Restricted Stock Plan (the “2005 Plan”), were substituted for options to purchase our common stock. We do not intend to grant any additional awards under the 2005 Plan. Under the 2005 Plan, an aggregate of 1,000,000 shares of Syntax common stock were originally available for issuance pursuant to options granted to acquire common stock and the direct granting of restricted common stock and deferred stock. At the time of the Merger, there were options to purchase 982,900 shares of Syntax common stock under the 2005 Plan that were substituted for options to purchase 1,511,604 shares of our common stock. As of March 31, 2007, there were outstanding options under the 2005 Plan to purchase 1,205,225 shares of our common stock.

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
     As of March 31, 2007, there was $3.2  million of total unrecognized compensation costs related to nonvested options and restricted stock awards granted under the plan, which are expected to be recognized through fiscal 2011.
     The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Expected life (in years)	5	5	5	5
Expected volatility	82%	60%	82%	117%
Risk-free interest rate	4.71%	4.79%	4.92%	3.93%
Dividend yield	N/A	N/A	N/A	N/A
     The per share weighted average fair values of the stock options awarded in the three months ended March 31, 2007 and 2006 were $5.56 and $2.47, respectively, calculated based on the fair market values of our common stock on the respective dates of grant. The per share weighted average fair values of the stock options awarded in the nine months ended March 31, 2007 and 2006 were $2.28 and $1.73, respectively, calculated based on the fair market values of our common stock on the respective dates of grant.
     The total intrinsic value of options exercised during the three- and nine-month periods ended March 31, 2007 was $63,000 and $1.6 million, respectively.
     The following table summarizes information about our stock option transactions in the nine months ended March 31, 2007:

	Options Outstanding
		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Outstanding at July 1, 2006	3,047,733	$4.17
Granted July 1, 2006 through March 31, 2007	1,459,950	$3.34
Exercised	(337,170)	$2.01
Forfeited and expired	(71,706)	$6.99

Outstanding at March 31, 2007	4,098,807	$4.01

Exercisable at March 31, 2007	2,667,250	$4.44

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

Offering
Period	Start Date	End Date	Offering Price	Shares issued	Date Issued
1st	9/16/2003	12/31/2003	$7.14	13,502	1/2/2004
2nd	1/1/2004	6/30/2004	$6.83	21,389	7/1/2004
3rd	7/1/2004	12/31/2004	$2.93	43,903	1/3/2005
4th	1/1/2005	6/30/2005	$2.24	36,329	7/1/2005
5th	7/1/2005	12/31/2005	$2.13	39,928	1/3/2006
6th	1/1/2006	6/30/2006	$2.04	49,538	7/3/2006
7th	7/1/2006	12/31/2006	$2.04	51,254	12/29/2006
8th	1/1/2007	open
     Total stock-based compensation recognized under our 2003 Incentive Compensation Plan and our 2003 Employee Stock Purchase Plan for the three- and nine-month periods ended March 31, 2007, was $651,000 and $2.6 million, respectively. Total stock-based compensation recognized under these plans for the three-and nine-month periods ended March 31, 2006, was $362,000 and $4.0 million, respectively.
Note O Benefit Plan:
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
Note P Long-term Debt:
     Long-term debt consisted of the following (in thousands):

	March 31,	June 30,
	2007	2006
April 2005 7% Convertible Debentures maturing April 20, 2008, convertible at $1.57 per share	$—	$985
April 2005 9% Senior Secured Debentures maturing April 20, 2008, secured by a lien on certain assets	—	2,000
July 2005 4% Convertible Debentures maturing July 12, 2008, convertible at $2.63 per share	—	1,300
July 2005 9% Senior Secured Debentures maturing July 12, 2008, secured by a lien on certain assets	—	2,075
Other long-term debt	—	33

Total long-term debt	—	6,393
Less:
Discount and beneficial conversion feature on convertible debentures	—	(1,763)
Discount on secured debentures	—	(872)

Total net long-term debt	$—	$3,758

     Amortization of offering costs, debt discount, and beneficial conversion feature of approximately $2.4 million and $3.0 million is included in interest expense for three- and nine-month periods ended March 31, 2007, respectively, and $4.4 million and $5.0 million for the three- and nine-month periods ended March 31, 2006, respectively.
Note Q Redeemable Convertible Preferred Stock:
     At March 31, 2007, $3.9 million face value of redeemable convertible preferred stock remained outstanding, and unamortized discount totaled $1.0 million.
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
     Warrants issued in connection with the redeemable convertible preferred stock have an exercise price of $5.00 per share, exercisable 182 days from closing. We estimated the per share value of the warrant to be $3.37 using the Black-Scholes model with the following assumptions: life of 5 years; risk free interest rate of 4%; volatility of 74%; and no dividend yield. The aggregate value of the warrants is approximately $5,386,000 and was recorded as a discount to the redeemable convertible preferred stock. A beneficial conversion feature of approximately $6,186,000 was also recorded as discount to the redeemable convertible preferred stock. Offering costs were approximately $1,250,000. The discount is being amortized using the effective method over the life of the preferred stock. For the three- and nine-month periods ended March 31, 2007, $2.7 million and $7.9 million, respectively, of amortized discount and offering costs were charged to interest expense. For the three- and nine-month periods ended March 31, 2006, $1.6 million and $1.6 million, respectively, of amortized discount and offering costs were charged to interest expense.
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
Note R Issuance of Common Stock and Warrants:
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
     On December 1, 2006, we entered into a Securities Purchase Agreement and a Common Stock Warrant Agreement with two strategic investors. Pursuant to the Securities Purchase Agreement, we issued 1,293,661 shares of common stock and warrants to purchase 64,683 shares of our common stock for gross proceeds of $10.0 million. The warrants issued in connection with this private placement have an exercise price of $9.28 per share and are exercisable for a term of five years, beginning on June 1, 2007.
     On March 27, 2007, we entered into a Securities Purchase Agreement and a Common Stock Warrant Agreement with three strategic investors. Pursuant to the Securities Purchase Agreement, we issued 2,118,172 shares of common stock and warrants to purchase 211,817 shares of our common stock for gross proceeds of $15.5 million. The warrants issued in connection with this private placement have an exercise price of $8.78 per share and are exercisable for a term of five years beginning on September 27, 2007.
Note S Warrants:
     The number of shares of common stock issuable under warrants related to private placements and the respective exercise prices are summarized as follows:

		Shares of Common	Per Share
	Expiration	Stock Issuable	Exercise
Warrants relating to issuance of :	Date	Under Warrants	Price
Apr. 2005 7% Convertible Debentures	10/10/2010	25,988	$1.57
Jul. 2005 4% Convertible Debentures	01/08/2011	256,656	$2.63
Jul. 2005 9% Secured Debentures	01/08/2011	45,000	$2.63
Dec. 2005 Convertible Preferred Stock	12/27/2010	1,482,500	$5.00
Jan. 2006 Convertible Preferred Stock	01/02/2011	100,000	$5.00
Mar. 2006 Common Stock	09/26/2011	750,000	$5.00
Dec. 2006 Common Stock	05/31/2010	64,683	$9.28
Mar. 2007 Common Stock	09/24/2010	211,817	$8.78

Total Warrants Outstanding:		2,936,644

Note T Subsequent Events:
     On April 26, 2007, we entered into a term loan agreement with CIT for a loan in the principal amount of $20 million. The loan bears interest at prime plus 0.5% with interest paid monthly. All amounts outstanding under this loan mature on the earliest to occur of (i) September 30, 2007, (ii) the closing of a financing with CIT or other third party, or (iii) the date of any new equity financing. This loan is secured by CIT’s existing lien on our accounts receivable and other assets under our factoring agreement and is also personally guaranteed by two of our directors and executive officers and the Vice President of Kolin.
Note U Income Taxes:
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
     We recorded income tax expense of $2.5 million and $5.2 million for the three- and nine-month periods ended March 31, 2007. The amount of income tax expense is based on an estimate of the effective tax rate to be recorded for the full fiscal year ending June 30, 2007. At June 30, 2006, we had established a valuation allowance on our deferred tax assets of $21.4 million. Of this amount, approximately $14.0 million related to net operating losses incurred by Brillian prior to the Merger. As it becomes more likely than not that we will realize the benefit of these pre-merger net operating losses, the tax effect of these benefits will be recorded first as a reduction of the amount of goodwill and second, as a reduction of other intangible assets recorded in connection with the merger.
     There were approximately $59.8 million and $30.4 million of federal and state net operating loss carryovers, respectively, as of June 30, 2006. The usage of these losses may be subject to an annual Section 382 limitation because Brillian Corporation went through an ownership change as a result of the merger with Syntax Groups Corporation.
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

Overview
     We are a leading designer, developer, and distributor of high-definition televisions, or HDTVs, utilizing liquid crystal display, or LCD, and liquid crystal on silicon, or LCoS, technologies. Under our Ölevia brand name, we sell our LCD HDTVs in a broad array of screen sizes as well as our LCoS HDTVs utilizing our proprietary LCoS microdisplay technology to national, regional, and online consumer electronics retailers and distributors. Through these sales channels, we sell HDTVs designed to meet the individual needs of a variety of end-user consumers, including consumers in the price-conscious, high-performance, and high-end home theater markets. In order to best address the price and performance requirements of our sales channel customers and end-user consumers, we have established a virtual manufacturing model utilizing components sourced in Asia, third-party contract manufacturers located in Asia, and third-party assemblers located in close proximity to end-user consumers to produce our HDTVs.
     Through our recent acquisition of Vivitar, we are also a leading supplier of both digital and film cameras, offering a broad line of digital imaging products, including digital cameras, point and shoot cameras, 35 millimeter single lens reflex cameras, auto focus cameras, digital video cameras, multimedia players, flash units, binoculars, projectors, and camera accessories. In addition, we offer a broad line of LCoS microdisplay products and subsystems, including LCoS imagers, that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, projection applications, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.
     The consumer electronics industry is seasonal in nature. Sales of HDTVs and digital cameras are the strongest around the Christmas shopping season in North America and around the Chinese New Year in Asia. Therefore, the quarter ending December 31st is typically the busiest season of the year.
   Net Sales. Our sales result primarily from the sale of LCD and LCoS HDTVs and digital cameras. We anticipate that in future periods, net sales of digital cameras will represent a smaller percentage of our total net sales on an annualized basis. We also sell microdisplays for near-to-eye and projection devices to OEM customers.
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
     Related Party Transactions. On March 9, 2004, in conjunction with our plans to expand our product lines to include home entertainment products, including LCD HDTVs, we entered into a Manufacturing Agreement with Kolin. This Manufacturing Agreement had an initial term of one year and could be extended for up to five additional one-year periods at our option. We have elected to extend this Manufacturing Agreement to March 2008. In conjunction with the execution of this Manufacturing Agreement, we also entered into an additional agreement intended to govern the terms pursuant to which we, Kolin, and DigiMedia Technology Co., Ltd. (“DigiMedia”), the product research and development subsidiary of Kolin, would form a strategic alliance through the acquisition by Kolin of up to 10% of our common stock and the acquisition by us of up to 10% of the common stock of DigiMedia. On March 29, 2006, we sold Kolin 3.0 million shares of our common stock and a warrant to purchase 750,000 shares of our common stock for gross proceeds of $15.0 million. As of March 31, 2007, Kolin and one of its subsidiaries owned a total of 6.1 million shares of our common stock, representing approximately 9.8% of our total outstanding common stock. As a result of the foregoing, Kolin and DigiMedia are considered related parties.
     In March 2004, we entered into three additional agreements with Kolin that provide for rebates to us on purchases from Kolin. Under these agreements, we receive a rebate equal to 3% of purchases for providing technical know how to Kolin, a rebate equal to 2.5% of purchases for market development funds, and volume incentive rebates up to 2.75% of purchases. These rebates are issued monthly based upon units shipped from Kolin to us. In accordance with the Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” we record these rebates as a reduction to the price of the products purchased upon receipt of the products and allocate such rebates to inventory and cost of sales accordingly. Rebates granted by Kolin applicable to goods in transit are recorded as amounts outstanding to Kolin until such goods are received.
     Kolin also grants us price protection credits based on the amount of price protection and other credits it receives from the suppliers of components that go into our HDTVs.
     As of June 30, 2004, we had entered into an agreement with Kolin for reimbursement of warranty costs for units we sold. Since January 2005, we have provided on-site warranty service to consumers through a third party. The cost for this service is billed to us on a case-by-case basis. Kolin has agreed to reimburse us varying amounts ranging from $10 to $100 per unit to cover the cost of these warranty expenses as well as our costs in administering the program and servicing units that cannot be serviced by the warranty provider. Kolin provides these per unit reimbursements at the time they ship products to us. We record these reimbursements from Kolin for units that we have sold to our customers, first, as a reduction to the third-party warranty costs, with the excess reimbursement recorded as deferred warranty revenue, a current liability, and amortized as a reduction in cost of sales over the succeeding 12-month period. We record reimbursements received from Kolin for units that have not been shipped to customers as deferred warranty revenue.
Results of Operations
   Three months ended March 31, 2007 compared with three months ended March 31, 2006
     Net Sales. Net sales increased 257% to $162.9 million in the third quarter of fiscal 2007 from $45.7 million in the third quarter of fiscal 2006. Net sales consisted of LCD HDTV sales of $149.0 million, LCoS sales of $440,000, and digital camera sales of $13.5 million.

     LCD television revenue of $149.0 million represents an increase of 234% from $44.6 million in the comparable quarter of the previous year. The increase in LCD HDTV revenue was a result of increased unit shipments. During the quarter ended March 31, 2007, we shipped approximately 224,000 units compared with approximately 67,000 units in the quarter ended March 31, 2006.
     Average selling prices for LCD televisions decreased 0.8% to $664 per unit for the quarter ended March 31, 2007 from $669 per unit for the comparable quarter of the previous year. The weighted average screen size of units sold for the quarter ended March 31, 2007 increased to 34.37 inches from 27.01 inches for the comparable quarter of the previous year. The average selling price per diagonal inch of screen size was $19.31 and $24.78 for the quarters ended March 31, 2007 and 2006, respectively.
     LCoS revenue for the third quarter of fiscal 2007 was $440,000 compared with $1.1 million for the third quarter of fiscal 2006.
     Digital camera revenue for the third quarter of fiscal 2007 was $13.5 million. We acquired Vivitar on November 21, 2006. Therefore, we did not have any digital camera revenue in the quarter ended March 31, 2006.
     Net sales in North America totaled $88.8 million, or 55% of total net sales, in the third quarter of fiscal 2007 compared with $43.7 million, or 96% of total net sales, in the third quarter of fiscal 2006. Net sales in Asia totaled $67.1 million, or 41% of total net sales, in the third quarter of fiscal 2007 compared with $1.8 million, or 4% of total net sales, in the third quarter of fiscal 2006. Net sales in Europe totaled $7 million, or 4% of net sales, in the third quarter of fiscal 2007, compared with $86,000, or less than 1% of total net sales, in the third quarter of fiscal 2006.
     Cost of Sales. Cost of sales was $133.4 million, or 82% of net sales, in the third quarter of fiscal 2007 compared with $41.5 million, or 91% of net sales, in the third quarter of fiscal 2006.
     LCD HDTVs cost of sales totaled $117.4 million, or 78.9% of LCD HDTV net sales, in the quarter ended March 31, 2007 compared with $37.6 million, or 84.3% of LCD HDTV net sales, in the quarter ended March 31, 2006. Cost of sales per unit decreased 6.7% to $523 for the quarter ended March 31, 2007 compared with $561 for the quarter ended March 31, 2006. Cost of sales per diagonal inch of screen size decreased 26.7% to $15.22 for the quarter ended March 31, 2007 compared with $20.76 for the quarter ended March 31, 2006. Cost of LCD HDTV sales for the three months ended March 31, 2007 and 2006 includes purchases from Kolin, net of rebates and price protection, totaling $99.9 million and $32.8 million, respectively.
     For the three months ended March 31, 2007 and 2006, we received credits from Kolin for price protection of $13.5 million and $18.5 million, respectively, representing 9.8% and 36.8% of purchases from Kolin, respectively, which were credited to cost of sales in the period received as these price protection grants related to inventory purchased from Kolin that had been sold to our customers during the respective periods. Currently, the amount of price protection we receive is based upon the amount of price protection and other credits Kolin receives from the suppliers of components used in our HDTVs.
     As of March 31, 2007, deferred warranty revenue was $18.2 million. Recognized warranty reimbursements, which are recorded as a reduction in cost of sales, totaled

$11.7 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively.
     In the third fiscal quarter of 2007, we recorded $4 million of cost of sales for LCoS, or 901% of LCoS net sales, compared with $3.9 million, or 362% of LCoS net sales, in the third fiscal quarter of 2006. The large negative gross margin in both periods resulted primarily from the low volume of shipments. To date, our LCoS manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to fully absorb the cost of our manufacturing infrastructure. A significant portion of our manufacturing costs are fixed in nature and consist of items such as utilities, depreciation, and amortization. The amounts of these costs do not vary period to period based on the number of units produced, and the amounts of these costs cannot be adjusted in the short term. Therefore, in periods of lower production volume, these fixed costs are absorbed by a lower number of units, thus increasing the cost per unit. As a result, we expect it will be difficult to attain significant improvements in gross margins until we can operate at higher production volumes.
     Digital camera cost of sales totaled $12.0 million, or 89% of digital camera net sales, in the quarter ended March 31, 2007.
     Selling, Distribution, and Marketing Expense. Selling, distribution, and marketing expenses totaled $5.7 million, or 3.5% of net sales, in the quarter ended March 31, 2007 compared with $2.5 million, or 5.5% of net sales, in the quarter ended March 31, 2006. Selling, distribution, and marketing expense for the quarter ended March 31, 2007 included $1.4 million of Vivitar expenses. The remainder of the increase in selling, distribution, and marketing expenses for the quarter ended March 31, 2007 was primarily related to advertising expenses and marketing costs used to develop our distribution channel. Advertising expense, including co-op advertising, was $2.8 million and $1.1 million in the three months ended March 31, 2007 and 2006, respectively.
     General and Administrative Expense. General and administrative expense totaled $9.4 million, or 5.8% of net sales, in the quarter ended March 31, 2007 compared with $4.1 million, or 8.9% of net sales, in the quarter ended March 31, 2006. General and administrative expense for the quarter ended March 31, 2007 included $2.1 million of Vivitar general and administrative expense. The remainder of the increase from the quarter ended March 31, 2006 includes increases in compensation expenses, including salaries and wages and stock compensation costs, as well as increased legal fees and increases in bad debt expenses associated with the increase in net sales.
     Research and Development Expense. Research and development expense totaled $1.5 million, or 0.9% of net sales in the quarter ended March 31, 2007, compared with $1.9 million, or 4.2% of net sales, in the quarter ended March 31, 2006. The decrease in comparable quarters was due to to reduced salaries and wages resulting from headcount reductions.
     Interest Expense. During the third quarter of fiscal 2007, we recorded net interest expense of $4.6 million compared with $7.0 million in the third quarter of fiscal 2006. During the three months ended March 31, 2007, we incurred interest expense related to our credit facilities with Preferred Bank and CIT totaling approximately $1.7 million, and non-cash interest expense and amortization of issuance costs related to redeemable convertible preferred stock of approximately $2.9 million. Under U.S. generally accepted accounting principles, we are required to measure the value of the warrants issued with debentures and redeemable convertible preferred stock issued and the beneficial conversion feature of the convertible debentures and redeemable convertible preferred stock issued. The resulting values are recorded as a discount to the debentures and redeemable convertible preferred stock with a corresponding increase in additional paid-in capital. The original discount and beneficial conversion feature to the redeemable convertible preferred stock was $11.6 million. The discount, along with amortization of issuance costs, is being accreted to interest expense over the two-year term of the redeemable convertible preferred stock.
     Income Tax. We record income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”. We recognize income tax expense as we recognize taxable net income on a financial reporting basis, to the extent net income exceeds our tax loss carryforwards.
     We recorded income tax expense of $2.5 million for the three months ended March 31, 2007 compared with $0 for the three months ended March 31, 2006. The amount of income tax expense for the three months ended

March 31, 2007 is based on an estimate of the effective tax rate to be recorded for the full fiscal year ending June 30, 2007 of 19.5%. At June 30, 2006, we had established a valuation allowance on our deferred tax assets of $21.4 million. Of this amount, approximately $14.0 million related to net operating losses incurred by Brillian prior to the merger with Syntax Groups. As it becomes more likely than not that we will realize the benefit of these pre-merger net operating losses, the tax effect of these benefits will be recorded first as a reduction of the amount of goodwill and second, as a reduction of other intangible assets recorded in connection with the merger.
     Net Income (Loss). Net income was $5.5 million in the third quarter of fiscal 2007 compared with a net loss of $11.4 million in the third quarter of fiscal 2006. The positive results in the current period were due primarily to increased shipments of LCD HDTVs and improved gross margins.
   Nine months ended March 31, 2007 compared with nine months ended March 31, 2006
     Net Sales. Net sales increased 270% to $492.4 million for the first three quarters of fiscal 2007 from $133.2 million in the first three quarters of fiscal 2006. Net sales consisted of LCD HDTV sales of $461.8 million, LCoS product sales of $3.7 million, and digital camera sales of $26.9 million.
     LCD HDTV revenue of $461.8 million represents an increase of 250% from $131.8 million in the comparable three quarters of the previous year. The increase in LCD HDTV revenue was a result of increased unit shipments. During the three quarters ended March 31, 2007, we shipped approximately 721,000 units, compared with approximately 195,000 units for the three quarters ended March 31, 2006.
     Average selling prices for LCD televisions decreased 4.3% to $641 per unit for the nine months ended March 31, 2007 from $670 per unit for the comparable period of the previous year. The weighted average screen size of units sold for the nine months ended March 31, 2007 increased to 32.45 inches from 27.74 inches for the comparable period of the previous year. The average selling price per diagonal inch of screen size was $21.48 and $28.17 for the nine-month periods ended March 31, 2007 and 2006, respectively.
     LCoS revenue for the first three quarters of fiscal 2007 was $3.7 million, compared with $1.4 million for the first three quarters of fiscal 2006.
     Digital camera revenue for the first three quarters of fiscal 2007 was $26.9 million. The merger with Vivitar was completed on November 21, 2006; therefore, Vivitar's sales activity is included in our results from November 21, 2006 through March 31, 2007.
     Net sales in North America totaled $229.1 million, or 47% of total net sales, in the first three quarters of fiscal 2007 compared with $120.1 million, or 90.2% of total net sales, in the first three quarters of fiscal 2006. Net sales in Asia totaled $249.3 million, or 51% of total net sales, in the first three quarters of fiscal 2007 compared with $12.9 million, or 9.7% of total net sales, in the first three quarters of fiscal 2006. Net sales in Europe totaled $13.9 million, or 2% of net sales, in the first three quarters of fiscal 2007 compared with $122,000, or less than 1% of net sales in the first three quarters of fiscal 2006.
     Cost of Sales. Cost of sales was $409.4 million, or 83.2% of net sales, for the first nine months of fiscal 2007 compared with $116.6 million, or 87.5% of net sales, for the first nine months of fiscal 2006.
     LCD television cost of sales totaled $372 .1 million, or 80.6% of LCD HDTV net sales, for the nine months ended March 31, 2007 compared with $111.6 million, or 84.7% of LCD HDTV net sales, for the nine months ended March 31, 2006. Cost of sales per unit decreased 8.9% to $516 for the nine months ended March 31, 2007 compared with $567 for the nine months ended March 31, 2006. Cost of sales per diagonal inch of screen size decreased 22.1% to $15.91 for the nine months ended March 31, 2007 compared with $20.43 for the nine months ended March 31, 2006. Cost of LCD HDTV sales for the nine months ended March 31, 2007 and 2006 includes purchases from Kolin, net of rebates and price protection, totaling $353.1 million and $95.3 million, respectively.
     For the nine months ended March 31, 2007 and 2006, Kolin granted us credits for price protection of $38.3 million and $47.7 million, respectively, representing 10.3% and 42.7% of net LCD cost of sales, respectively, which were credited to cost of sales in the period received as these price protection grants related to inventory purchased from Kolin that had been sold to our customers during the respective periods. As of March 31, 2007, the amount of the reduction in the value of inventory purchased from Kolin and the corresponding reduction in the accounts payable balance due to Kolin was $2.8 million.
     For the first three quarters of fiscal 2007, we recorded cost of sales for LCoS net sales totaling $13.2 million, or 360% of LCoS net sales, compared with $4.9 million, or 359% of LCoS net sales, for the first three quarters of fiscal 2006. The large negative gross margin for both periods resulted primarily from the low volume of shipments. To date, our LCOS manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to absorb fully the cost of our manufacturing infrastructure. A significant portion of our manufacturing costs are fixed in nature and consist of items such as utilities, depreciation, and amortization. The amounts of these costs do not vary period to period based on the number of units produced and the amounts of these costs cannot be adjusted in the short term. Therefore, in periods of lower production volume, these fixed costs are absorbed by a lower number of units, thus increasing the cost per unit. As a result, we expect it will be difficult to attain significant improvements in gross margins until we can operate at higher production volumes.
     Digital camera cost of sales totaled $24.2 million, or 90% of digital camera net sales, in the nine months ended March 31, 2007.
     Selling, Distribution, and Marketing Expense. Selling, distribution, and marketing expenses totaled $14.6 million, or 3.0% of net sales, in the nine months ended March 31, 2007 compared with $5.5 million, or 4.1% of net sales, in the nine months ended March 31, 2006. Selling, distribution, and marketing expense for the nine months ended March 31, 2007 included $2.2 million of Vivitar expenses. The remainder of the increase in selling, distribution, and marketing expenses in the nine months ended March 31, 2007 was primarily related to additional headcount resulting from the merger between Syntax Groups and Brillian, advertising expenses, and marketing costs necessary to develop our distribution channel. Advertising expense was $7.9 million in the nine months ended March 31, 2007 compared with $2.5 million in the nine months ended March 31, 2006.
     General and Administrative Expense. General and administrative expense totaled $21.4 million, or 4.3% of net sales, in the nine months ended March 31, 2007 compared with $13.6 million, or 10.2% of net sales, in the nine months ended March 31, 2006. General and administrative expense of Vivitar totaled $2.8 million from the date of acquisition, November 21, 2006, through March 31, 2007. General and administrative expense for the nine months ended March 31, 2006 included only four months of the expenses of Brillian. The remainder of the increase related to increased salaries and wages, depreciation, bad debt, and legal and accounting expenses.
     Research and Development Expense. Research and development expense totaled $4.8 million in the nine months ended March 31, 2007 compared with $2.6 million in the nine months ended March 31, 2006. Before the merger between Syntax Groups and Brillian, which closed on November 30, 2005, we did not incur any research and development expense. Therefore, we only incurred four months of research and development expense in the nine months ended March 31, 2006.
     Interest Expense. In the first three quarters of fiscal 2007, we recorded net interest expense of $15.3 million compared with $8.3 million in the first three quarters of fiscal 2006. In the nine months ended March 31, 2007, we incurred interest expense related to our credit facility with Preferred Bank and CIT totaling approximately $3.4 million, cash interest expense related to our 9% senior secured debentures of approximately $184,000, and non-cash interest expense and amortization of issuance costs related to our convertible debentures, senior secured debentures, and redeemable convertible preferred stock of approximately $11.7 million. Under generally accepted accounting principles, we are required to measure the value of the warrants issued with debentures and redeemable convertible preferred stock issued and the beneficial conversion feature of the convertible debentures and redeemable convertible preferred stock issued. The resulting values are recorded as a discount to the debentures and redeemable convertible preferred stock with a corresponding increase in additional paid-in capital. The original discount to the convertible debentures was equal to their face value of $7.5 million and the original discount to the senior secured debentures was $1.4 million. At March 31, 2007, all convertible debentures and senior secured debentures had been retired. The original discount and beneficial conversion feature to the redeemable convertible preferred stock was $11.6 million, of which $2.2 million remained unaccreted at March 31, 2007. The discount, along with amortization of issuance costs, is being accreted over the two-year term of the redeemable convertible preferred stock.
     Income Tax. We record income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”. We recognize income tax expense as we recognize taxable net income on a financial reporting basis, to the extent net income exceeds our tax loss carryforwards.
     We recorded income tax expense of $5.2 million in the nine months ended March 31, 2007. The amount of income tax expense in the nine months ended March 31, 2007 is based on an estimate of the effective tax rate to be recorded in the full fiscal year ending June 30, 2007. At June 30, 2006, we had established a valuation allowance on our deferred tax assets of $21.4 million. Of this amount, approximately $14.0 million related to net operating losses incurred by Brillian prior to the merger with Syntax Groups. As it becomes more likely than not that we will realize the benefit of these pre-merger net operating losses, the tax effect of these benefits will be recorded first as a reduction of the amount of goodwill and second, as a reduction of other intangible assets recorded in connection with the merger.
     Net Income (Loss). Net income was $21.4 million in the first three quarters of fiscal 2007 compared with a net loss of $13.4 million in the first three quarters of fiscal 2006. The positive results in the current period were due primarily to increased shipments of LCD televisions with higher gross margins.
Liquidity and Capital Resources
     At March 31, 2007, we had $16.9 million of cash and cash equivalents. At June 30, 2006, we had $7.4 million of cash and cash equivalents.
     Net cash used by operating activities for the nine months ended March 31, 2007 was $58.3 million compared with $30.9 million net cash used by operating activities in the comparable period of the prior year. The operating cash outflow in the nine months ended March 31, 2007 was primarily a result of increases in accounts receivable and due from factor and inventories, which was partially offset by increases in accounts payable and net income. The operating cash outflow in the nine months ended March 31, 2006 was primarily a result of the net loss and increases in accounts receivable and due from factor, inventory, and supplier deposits, and decreases in payables. The large increase in accounts receivable in the nine months ended March 31, 2007 was primarily a result of the significant increase in net sales to our Asian distributor during the quarters ended December 31, 2006 and March 31, 2007. We grant payment terms to our Asian distributor of net 120 days, which is customary in the region. As of March 31, 2007, accounts receivable from our Asian distributor totaled $170.8 million, of which approximately $47.2 million was past due. From April 1, 2007 through May 9, 2007, we collected $37.7 million of these accounts receivable but more invoices became past due. As of May 9, 2007, $69.0 million of the accounts receivable from our Asian distributor were past due. We believe that this payment lag from our distributor is seasonal in nature and anticipate a return to compliance with payment terms by June 30, 2007.
     Net cash used by investing activities for the nine months ended March 31, 2007 was $960,000 compared with $3.3 million for the comparable period of the prior year. Net cash used by investing activities for the nine months ended March 31, 2007 included investments of $784,000, purchases of equipment of $1.3 million and the purchase of a manufacturing license for $5.6 million. Offsetting these investments were the sales of investments and fixed assets totaling $625,000 and the cash received from the acquisition of Vivitar of $6.0 million. Net cash used by investing activities for the nine months ended March 31, 2006 included merger costs of $2.0 million, purchases of equipment of $974,000 and a $270,000 investment in a joint venture.
     Net cash provided by financing activities for the nine months ended March 31, 2007 was $68.8 million compared with $46.4 million for the nine months ended March 31, 2006. Net cash provided by financing activities for the nine months ended March 31, 2007 consisted primarily of proceeds from bank loans of $43.1 million, and the issuance of common stock related to a private placement, our employee stock purchase plan and the exercise of options and warrants provided a total of $30.5 million. We used $4.8 million to repay notes payable and long-term debt. Net cash provided by financing activities for the nine months ended March 31, 2006 consisted primarily of proceeds from bank loans of $10.8 million, net cash proceeds from issuance of our 6% redeemable convertible preferred stock of $14.8 million, and net cash proceeds from our issuance of common stock of $14.8 million.
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
     As of March 31, 2007, we were party to business loan agreements with various financial institutions as follows:
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
     On December 13, 2006, we entered into an amended and restated business loan and security agreement with Preferred Bank (the “Amended Loan Agreement”) and Third Amended and Restated Promissory Note — Variable Rate (the “Amended Note”) primarily to increase our existing credit line to the lesser of $55.0 million or our Borrowing Base (as defined in the Amended Loan Agreement) until February 28, 2007. The total amount of borrowings permitted under the Amended Loan Agreement is subject to the following limitations: (a) $5.0 million for the issuance of letters of credit; and (b) up to $50.0 million for general working capital. The borrowings under the facility continue to bear interest at Preferred Bank’s prime rate plus 0.50%.
     CIT Group/Commercial Services:
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
     On April 26, 2007, we entered into a term loan agreement with CIT for a loan in the principal amount of $20 million. The loan bears interest at prime plus 0.5% with interest paid monthly. All amounts outstanding under this loan mature on the earliest to occur of (i) September 30, 2007, (ii) the closing of a financing with CIT or other third party, or (iii) the date of any new equity financing. This loan is secured by CIT’s existing lien on our accounts receivable and other assets under our factoring agreement and is also personally guaranteed by two of our directors and executive officers and the Vice President of Kolin.
     DBS Bank, Ltd.:
     On December 26, 2006, our wholly-owned subsidiary, Vivitar, entered into a business loan agreement (the “Loan Agreement”) with DBS Bank, Ltd. (the “Lender”). The Loan Agreement provides for a credit facility to Vivitar of up to the lesser of (a) $20.0 million, or (b) either (i) 80% of Vivitar’s eligible accounts if the dilution rate is equal to or less than 10% or (ii) 70% of Vivitar’s eligible accounts if the dilution rate is greater than 10% but less than 15%, minus any reserves established by the Lender, all as further described in the Loan Agreement. The credit facility may be used for cash advances or letters of credit. Outstanding amounts under the Loan Agreement, which are evidenced by a promissory note in the principal amount of $20.0 million in favor of the Lender (the “Note”), bear interest at the Bank of America Prime Rate plus 0.5%, and all amounts outstanding under the Loan Agreement mature on June 30, 2007. The credit facility is secured by a lien on all the assets of Vivitar under a commercial security agreement with the Lender (the “Security Agreement”), and is also personally guaranteed by Mr. Cheng-Chich Huang, an affiliate of one of our stockholders and the Chairman of Premier Image Technology Corporation, the primary contract manufacturer of our Vivitar branded digital cameras. The DBS credit agreement was terminated by us on May 4, 2007.
     Amounts outstanding under the various credit agreements described above were as follows (in thousands):

	March 31,	June 30,
	2007	2006
Preferred Bank $55 million promissory note	$55,076	—
Preferred Bank $10 million promissory note	10,000	—
Preferred Bank $2 million promissory note	2,000	—
CIT $15 million credit facility	6,027	—
DBS Bank, Ltd. $20 million credit facility	797	—
Previous Preferred Bank credit facility	—	30,800

Total	$73,900	$30,800

Aggregate Contractual Obligations and Commercial Commitments
The following table lists our contractual commitments as of March 31, 2007 (in thousands):

		Less Than 1			More than
	Total	Year	1-3 Years	4-5 Years	5 Years
Loans payable — bank	73,900	73,900	—	—	—
Redeemable convertible preferred stock redemptions	3,932	3,932	—	—	—
Redeemable convertible preferred stock dividends	98	98	—	—	—
Facilities leases	5,171	2,858	2,281	32	—
Purchase orders	154,776	154,776	—	—	—
Advertising commitments	45,042	15,092	29,950	—	—
Investment commitments	290	290	—	—	—
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
     In March 2006, the Financial Accounting Standards Board issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, a company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt SFAS No. 156 in fiscal year beginning July 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS 158 are to be applied prospectively upon adoption We will adopt SFAS 158 in our fiscal year beginning July 1,2007. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

     In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 157.” We will adopt SFAS 159 in the fiscal year beginning July 1, 2008. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 may have on our financial position or results of operations.
     In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB108”). SAB 108 requires that public companies utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We have adopted SAB 108 in our fiscal year that began July 1, 2006. The adoption of this Statement has not had a material effect on our consolidated financial statements. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this Statement.
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
Interest Rate Risk
     At March 31, 2007, we had outstanding balances under our lines of credit of approximately $73.9 million. These credit facilities bear interest at the prime rate (8.25% at March 31, 2007) plus 0.5%. On March 31, 2007, our credit limit under these facilities was $102.0 million. If we were to borrow the full $102.0 million, a 1% increase in the prime rate would result in incremental estimated annual interest expense of $1.0 million annually.
Foreign Currency Risk
     We recorded approximately $261,000 of revenue denominated in Canadian dollars in the three months ended March 31, 2007. We recorded a $67,000 foreign currency exchange loss in the nine months ended March 31, 2007. We had minimal foreign currency gains or losses in the quarter resulting from the acquisition of Vivitar on November 21, 2006. However, going forward, we will be exposed to foreign currency exchange gains and losses with our International Vivitar offices, which are located in the United Kingdom, France, and to a lesser extent, in Hong Kong.
Credit Risk
     We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. With the exception of our Asian distributor, concentration of credit risk with respect to accounts receivable are limited due to the nature of our customer base. Our accounts receivable from our Asian distributor totaled $170.8 million at March 31, 2007. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risk.

Equity Price Risk
     We hold investments in capital stock of privately held companies. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that is other-than-temporary. From inception through March 31, 2007, we have not recorded any impairment losses on strategic investments. As of March 31, 2007, our strategic investments had a carrying value of $1.3 million, and we have determined that there was no impairment in these investments at that date. We cannot assure you that our investments will have the above-mentioned results, or that we will not lose all or any part of these investments.
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
     United States Customs and Border Protection, or Customs, has issued increased duty bills against us in excess of $3.47 million stemming from a dispute with Customs regarding the tariff classification of imported multipurpose monitors under the rules of tariff construction. We believe Customs has improperly classified and valued the merchandise imported by us. Accordingly, we have filed detailed protests seeking to have the duty bills cancelled. We believe the claims are without merit and intend to vigorously defend our position regarding this matter. Kolin, which shipped the monitors to us, has affirmed in writing its agreement to indemnify us for all costs of delivery, including any additional duty that may be deemed due and payable by Customs. While we cannot predict the outcome of the matter, we do not anticipate that the result will have any material effect on our business.
     Funai Electric Co., Ltd. initiated a lawsuit against our company and several other digital televisions manufacturers on March 7, 2007 in U.S. Federal District Court, Central District of California. The complaint alleges that we infringed on a patent exclusively licensed to Funai by conducting the manufacture and distribution of our Ölevia television models. While we cannot predict the outcome of the matter, we do not anticipate that the result will have a material adverse effect on our business, financial condition, statement of operations, or statement of cash flows.
     The FCC has notified us that importation declarations indicate that we may have violated certain FCC rules with respect to the transition requirements for selling televisions containing high-definition tuners. We are currently in negotiations with the FCC regarding this matter. We believe it is too early in the process to determine with any degree of certainty the significance, if any, of this matter to our business.
ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in evaluating our company and our business.

Risks Related to Our Business

We derive a large percentage of our revenue from sales of HDTVs, particularly LCD HDTVs, and any decline in demand for these products could severely harm our ability to generate revenue.

We derive a large percentage of our revenue from HDTVs, particularly LCD HDTVs. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of consumer preferences, market demand, competition, product obsolescence, technological change, budget constraints of consumers, or other factors. If our revenue derived from these products were to decline significantly, our business and operating results would be adversely affected.

We are also subject to competition from competing HDTV technologies, such as plasma, digital micromirror device, and high-temperature polysilicon technologies, as well as other emerging technologies or technologies that may be introduced in the future. The success of competing technologies could substantially reduce the demand for our products.

We will require significant additional capital to fund the expansion of our business.

To support our rapidly expanding business, we must have sufficient working capital to fund our receivables and inventory and continue to make significant investments in product design and development, marketing, research and development, equipment, and facilities. Our lack of capital to date has constrained our business and negatively impacted our profitability.

We will need additional equity or debt financing to provide the funds required to expand our business. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to existing stockholders.

Our revenue depends on sales by various retailers and distributors, some of which account for a significant portion of our sales.

Our HDTV revenue depends on our sales through various leading national consumer electronics retailers, such as Circuit City, CompUSA, Fry’s Electronics, K-Mart, Office Depot, Sears, and Target; regional consumer electronics retailers, such as ABC Appliance and J&R Electronics; online/television retailers, such as Amazon.com and Buy.com; and high-end audio/video distributors, such as BDI Laguna and D&H Distributor Co. Our HDTV revenue in China depends on our Chinese distributor, South China House of Technology. Our digital imaging product revenue depends on our sales through specialty stores, including Adorama, B&H, Ritz Camera, and Samy’s Camera; mass merchants, including Brandsmart, CompUSA, Fry’s Electronics, QVC, Radio Shack, and Wal-Mart; drug store chains, including Fred Meyer, Longs Drug Store, and Meijer; and online merchants, including Overstock.com, Shopko.com, Target.com, and Wal-Mart.com.

These sales channels involve a number of special risks, including the following:

•	we may be unable to secure and maintain favorable relationships with retailers and distributors;

•	we may be unable to control the timing of delivery of our products to end-user consumers;

•	our retailers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	our retailers and distributors may terminate their relationships with us at any time; and

•	our retailers and distributors market and distribute competing products.

We had one customer that accounted for $239.1 million, or 48.6%, of our net sales for the nine months ended March 31, 2007. We had two customers that accounted for $32.5 million, or 16.8%, and $25.3 million, or 13.1%, respectively, of our net sales in the fiscal year ended June 30, 2006. Our revenue would likely decline if we lost one of these customers or if one of these customers were to significantly reduce its orders for any reason. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We have significant accounts receivable from our largest distributor.

We have significant accounts receivable from South China House of Technology, our HDTV distributor in China, which accounted for 48.6% of our net sales in the nine months ended March 31, 2007. We provide South China House of Technology with 120-day payment terms and typically extend these payment terms during peak selling periods in order to enable South China House of Technology to collect accounts receivable from the retailers of our products. Although we have never suffered a loss on any account receivable from South China House of Technology, our accounts receivable from South China House of Technology at times are substantial, representing $170.8 million, or approximately 73.3% of our accounts receivable, at March 31, 2007.

We face competition from a number of the world’s leading consumer electronics companies.

We compete with a number of the world’s leading HDTV suppliers, including JVC, LG Electronics, Panasonic, Phillips, Samsung, Sharp, Sony, Thompson, and Toshiba. Other companies, such as Dell, Hewlett-Packard, Gateway, and ViewSonic, could directly or indirectly compete with our HDTVs. We also compete with a number of the world’s largest suppliers of digital imaging products, including Canon, Casio, JVC, Kodak, Minolta, Nokia, Olympus, Panasonic, Sanyo, and Sony. Each of these and certain of our other competitors have greater brand name recognition and greater financial, technical, sales, marketing, and other resources than we possess, which afford them competitive advantages over us. Our competitors could introduce products with superior features and functionality at lower prices than our products and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with other competitors. Finally, we may face additional sources of competition in the future because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the consumer electronics industry. Any of the foregoing effects could cause our revenue to decline, which would harm our financial position and results of operations.

Our ability to compete successfully in selling HDTVs depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in developing and producing new products;

•	our ability to address the needs of our customers;

•	the pricing, quality, performance, reliability, features, ease of use, and diversity of our products;

•	our ability to effectively market our brands and products;

•	the quality of our customer service;

•	our efficiency of production;

•	product or technology introductions by our competitors; and

•	foreign currency devaluations, especially in Asian currencies, such as the Japanese yen, the Korean won, and the Taiwanese dollar, which may cause a foreign competitor’s products to be priced significantly lower than our products.

Because we believe technological and functional distinctions among competing products in our markets are perceived by many end-user consumers to be relatively modest, effectiveness in marketing and manufacturing are particularly important competitive factors in our business.

We rely on contract manufacturers and assemblers for a portion of our production requirements, and any interruptions of these arrangements could increase our costs, disrupt our supply chain, and result in our inability to deliver our HDTV products, which would adversely affect our results of operations.

We outsource to various contract manufacturers and assemblers the production requirements for our HDTVs and digital imaging products. Taiwan Kolin Co. Ltd. is our principal contract manufacturer and our primary source of the electronic components and subassemblies of our LCD HDTV products. Foxconn is our principal contract manufacturer of our digital imaging products. We rely on our contract manufacturers and assemblers to maintain high levels of productivity and satisfactory delivery schedules. The loss of our relationships with our contract manufacturers or assemblers, particularly Kolin or Foxconn, or their failure to conduct their manufacturing and assembly services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue and revenue potential would harm our business. Securing new contract manufacturers and assemblers is time-consuming and might result in unforeseen manufacturing, supply, and operational problems.

We do not have long-term arrangements with any of our contract manufacturers or assemblers that guarantee production capacity, prices, lead times, or delivery schedules. Our contract manufacturers and assemblers serve many other customers, including certain of our competitors, a number of which have greater production requirements than we do. As a result, our contract manufacturers and assemblers could determine to prioritize production capacity for other customers or reduce or eliminate services for us on short notice. Any such problems could result in our inability to deliver our products in a timely manner and adversely affect our operating results.

Shortages of components and materials necessary to the production of our products may delay or reduce our sales and increase our costs.

Our failure or the failure of our contract manufacturers and assemblers to obtain sufficient quantities of components and other materials necessary for the production of our products could result in delayed sales or lost orders, increased inventory, and underutilized manufacturing capacity. For example, we experienced production delays when our former supplier of light engines experienced quality and delivery issues. Many of the materials used in the production of our products are available only from a limited number of foreign suppliers. As a result, we are subject to increased costs, supply interruptions, and difficulties in obtaining materials. Materials and components for some of our major products may not be available in sufficient quantities to satisfy our needs because of shortages of these materials and components. Our OEM customers also may encounter difficulties or increased costs in obtaining from others the materials necessary to produce their products into which our LCoS microdisplays are incorporated.

We depend on AU Optronics, Chi Mei Optoelectronic, LG.Philips LCD, and Samsung for LCD panels and on Kolin for the electronic components and subassemblies for our LCD HDTV products. We depend on Shanghai-based Semiconductor Manufacturing International Corporation, or SMIC, for the fabrication of silicon wafers; Taiwan-based United Microelectronics Corporation, or UMC, for application specific integrated circuits, or ASICs; Pixelworks, Silicon Optix, AMD, and Zoran for video processing integrated circuits; OSRAM for lamps; Toppan for screens; and various Asian suppliers for printed circuit board assembly and remote controls for our HDTV products. We rely on Foxconn to procure the materials used in the manufacture of our digital imaging products. We also depend on UMC for the fabrication of silicon wafers and ASICs for our near-to-eye microdisplay products. We do not have long-term contracts with any of these suppliers. As a result, none of them is obligated to supply us for any specific period, in any specific quantity, or at any specific price, except as provided in purchase orders from time to time. The termination of our arrangements with any of these suppliers, or their inability or unwillingness to provide us with the necessary amount or quality of supplies on a timely basis or at appropriate prices, would adversely affect our ability to manufacture and ship our products until alternative sources of supply could be arranged. We may not be able to secure alternative arrangements.

If we do not accurately forecast our needs for components and materials, we may be forced to make inventory adjustments, which may adversely affect our results of operations.

We place orders for components, determine production, and plan inventory in advance based on our forecast of consumer demand, which is highly volatile and difficult to predict. Inaccurate estimation of our requirements could lead to a surplus or shortage of components or finished inventory. We may experience a shortage of LCD panels, which may result in our inability to meet demand for our LCD televisions, or a surplus of LCD panels that may result in the recording of losses should LCD panel prices decline. We consume a large volume of parts and components for our products, and market fluctuations may cause a shortage of parts and components and may affect our production or the cost of goods sold. Our profitability may also be adversely affected by supply or inventory shortages or inventory adjustments that, as a result of efforts to reduce inventory by temporarily halting production or by reducing the price of goods, will lead to an increase in the ratio of cost of sales to sales. We write down the value of our inventory when components or products have become obsolete, when inventory exceeds the amount expected to be used, or when the value of the inventory is otherwise recorded at a higher value than net realizable value. Such inventory adjustments can have a material adverse effect on our operating income and profitability.

We have never achieved profitability on an annual basis, and we may be unable to sustain profitability in future periods.

We have never achieved profitability on an annual basis. We incurred net losses of $605,000 in fiscal 2004, $17,000 in fiscal 2005, and $18.9 million in fiscal 2006. We had net income of $21.4 million in the first nine months of fiscal 2007, but we may be unable to maintain profitability in future periods. Our ability to maintain profitability depends on a number of factors, including component pricing, market acceptance of our HDTVs, and other factors set forth elsewhere in this “Risk Factors” section.

We must effectively manage our growth.

The failure to manage our growth effectively could adversely affect our operations. We have experienced rapid growth recently, and we expect our growth to continue in the near term. Our ability to manage our planned growth effectively will require us to do the following:

•	enhance our operational, financial, and management systems;

•	expand our international resources;

•	expand our facilities and equipment; and

•	successfully hire, train, and motivate additional employees, including the technical personnel necessary to operate our production facility in Arizona.

We may not realize the benefits we expected from the merger between Brillian Corporation and Syntax Groups Corporation or our acquisition of Vivitar.

The integration of the businesses of Brillian, Syntax Groups, and Vivitar will be complex, time-consuming, and expensive and may disrupt the combined business. We will need to overcome significant challenges in order to realize any benefits or synergies from the merger and the acquisition, including our planned revitalization of the Vivitar brand. These challenges include the timely, efficient, and successful execution of a number of factors, including the following:

•	integrating the business, operations, and technologies of the companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of each company and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners;

•	creating uniform standards, controls, procedures, policies, and information systems; and

•	meeting the challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs.

The inability to manage successfully the substantially larger and internationally diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock. Integration will involve considerable risks and may not be successful. These risks include the following:

•	the potential disruption of ongoing business and distraction of our management;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology, and other resources of the two companies;

•	our ability to leverage the Vivitar brand and distribution network;

•	the impairment of relationships with employees, suppliers, and customers as a result of any integration of new management personnel;

•	greater than anticipated costs and expenses related to the integration of our businesses; and

•	potential unknown liabilities associated with the merger and the combined operations.

We may not succeed in addressing these risks or any other problems encountered in connection with the integration. The inability to integrate successfully the operations, technology, and personnel of our businesses, or any significant delay in achieving integration, could have a material adverse effect on us, and on the market price of our common stock.

Our operations and sales in foreign countries expose us to a variety of risks.

Most of our contract manufacturers and assemblers are located abroad, and we and our contract manufacturers and assemblers purchase certain materials from international sources. Purchasing supplies and manufacturing and selling products internationally expose us to various economic, political, and other risks, including the following:

•	difficulties in staffing, managing, and operating an international operation;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	the burdens and costs of compliance with multiple and sometimes conflicting laws and regulatory requirements as well as changes in those laws and requirements;

•	imposition of governmental controls, including trade and employment restrictions and restrictions on currency conversion or the transfer of funds;

•	transportation delays or interruptions and other effects of less developed infrastructures;

•	fluctuations in foreign currency exchange rates and difficulties in hedging foreign currency transaction exposures;

•	economic instability, such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for consumer electronics products or which could make our products more expensive in those countries;

•	employment and severance issues, including possible employee turnover or labor unrest;

•	overlap or conflict of tax issues;

•	tariffs and duties;

•	potential loss of proprietary information as a result of piracy, misappropriation, or laws that may be less protective of our intellectual property rights;

•	limitations on future growth or inability to maintain current levels of revenue from international operations if we do not invest sufficiently in our international operations;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	seasonal reductions in business activity in the summer months in Asia and in other periods in other countries;

•	costs and delays associated with developing our products in multiple languages; and

•	political unrest, war, terrorism, or actual or perceived health risks in areas in which we do business.

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

While we transact business predominantly in U.S. dollars and bill and collect most of our sales in U.S. dollars, we collect a portion of our revenue in non-U.S. currencies including a majority of our revenue from digital imaging products. In the future, customers may increase their payments in non-U.S. currencies.

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

We operate in rapidly changing industries. Technological advances, the introduction of new products, changing consumer tastes, and new design and manufacturing techniques could adversely affect our business unless we are able to adapt to the changing conditions. As a result, we will be required to expend substantial funds for and commit significant resources to the following:

•	designing and developing new products and product enhancements that appeal to consumers;

•	meeting the expectations of our sales channel customers and end-user consumers in terms of product design, product cost, performance, and service;

•	responding to changing consumer tastes;

•	expanding our manufacturing resources;

•	continuing research and development activities on existing and potential products;

•	engaging additional engineering and other technical personnel;

•	purchasing advanced design, production, and test equipment; and

•	maintaining and enhancing our technological capabilities.

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

Our future operating results will depend to a significant extent on our ability to provide new products that compare favorably on the basis of time to introduction, cost, and performance with the products of competitive suppliers and evolving technologies. Our success in attracting new customers and developing new business depends on various factors, including the following:

•	innovative development of new products and technologies;

•	efficient, timely, and cost-effective manufacture of our products;

•	the acceptance of our products and technologies; and

•	utilization of advances in technology.

Our future success depends on our ability to address the rapidly changing needs of our customers by developing, acquiring, and introducing new products and product updates on a timely basis. We must also extend the operation of our products to new formats and keep pace with technological developments and emerging industry standards. We intend to commit substantial resources to developing new products, product features, and technological advances in the HDTV market. This market is relatively new, and industry standards for the HDTV market are evolving and changing. If the HDTV market does not develop as anticipated, or if demand for our products in this market does not materialize or occurs more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

We must protect our intellectual property and could be subject to infringement claims by others.

We believe that our success depends in part on protecting our proprietary technology. We rely on a combination of patent, trade secret, and trademark laws, confidentiality procedures, and contractual provisions to protect our intellectual property. We seek to protect certain aspects of our technology under trade secret laws, which afford only limited protection. We face risks associated with our intellectual property, including the following:

•	intellectual property laws may not protect our intellectual property rights;

•	third parties may challenge, invalidate, or circumvent any patents issued to us;

•	rights granted under patents issued to us may not provide competitive advantages to us;

•	unauthorized parties may obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights;

•	others may independently develop similar technology or design around any patents issued to us; and

•	effective protection of intellectual property rights may be limited or unavailable in some foreign countries in which we operate.

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

Third parties could claim that we are infringing their patents or other intellectual property rights. We have been subject to such claims in the past, and we expect we will increasingly be subject to license offers and infringement claims if our sales and market share continue to grow. In the event that a third party alleges that we are infringing its rights, we may not be able to obtain licenses on commercially reasonable terms from the third party, if at all, or the third party may commence litigation against us. Litigation can be very expensive and can distract our management time and attention, which could adversely affect our business.

Any intellectual property litigation could compel us to do one or more of the following:

•	pay damages (including the potential for treble damages), license fees, or royalties (including royalties for past periods) to the party claiming infringement;

•	stop licensing products or providing services that use the challenged intellectual property;

•	obtain a license from the owner of the infringed intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms or at all; or

•	redesign the challenged technology, which could be time-consuming and costly, or not be accomplished.

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

We make significant decisions, including production schedules, component procurement commitments, facility requirements, personnel needs, and other resource requirements, based on our estimates of our sales channel customers’ requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for our products reduce our ability to estimate accurately the future requirements of those customers. Our operating results may be materially and adversely affected as a result of the failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross margins and operating results.

On occasion, our sales channel customers may require rapid increases in the supply of our products, which can stress our resources and reduce operating margins. Although we have had a net increase in our manufacturing resources over the past few years, we may not have sufficient capacity at any given time to meet all of our customers’ demands or to meet the requirements for specific products.

Our operating results may have significant periodic and seasonal fluctuations.

In addition to the variability resulting from the short-term nature of the commitments of our customers, other factors may contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:

•	market acceptance of our products;

•	the seasonal nature of our sales;

•	product introductions or enhancements by us and our competitors;

•	pricing and availability of competitive products;

•	effectiveness in managing manufacturing processes;

•	changes in cost and availability of labor and components;

•	the timing and volume of orders relative to our capacity;

•	evolution in the life cycles of products;

•	timing of expenditures in anticipation of future orders;

•	product mix;

•	changes or anticipated changes in economic conditions;

•	the cancellation or deferral of product purchases as a result of weak or uncertain economic and industry conditions or the anticipation of new products or product updates by us or our competitors;

•	changes in the competitive landscape as a result of mergers, acquisitions, or strategic alliances that could allow our competitors to gain market share;

•	the unpredictability of the timing and magnitude of our sales through direct sales channels and indirect sales channels;

•	changes in our pricing and distribution terms or those of our competitors; and

•	the possibility that our business will be adversely affected as a result of the threat of terrorism or military actions taken by the United States or its allies.

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

Our products are complex and may require modifications to resolve undetected errors or unforeseen failures, which could lead to an increase in our warranty claims and costs, a loss of customers, or a delay in market acceptance of our products.

Our products are complex and may contain undetected errors or experience unforeseen failures when first introduced or as new versions are released. These errors could cause us to incur significant warranty and re-engineering costs, divert the attention of our engineering personnel from product development efforts, and cause significant customer relations and business reputation problems. If we deliver products with defects, our credibility and the market acceptance and sales of our products could be harmed. Defects could also lead to liability for defective products as a result of lawsuits against us or against our customers. We also may agree to indemnify our customers in some circumstances against liability from defects in our products. A successful product liability claim could require us to make significant damage payments.

Our LCoS products may not achieve commercial success or widespread market acceptance.

A key element of our business involves the ongoing commercialization of our LCoS microdisplay technology. Our LCoS HDTVs have only recently become available to consumers and may not achieve widespread market acceptance or demand as a result of a variety of factors, including the following:

•	larger form factor;

•	consumer tastes;

•	competition with products utilizing other technologies;

•	technological complexities in terms of manufacturing processes;

•	difficulties with other suppliers of components for the products;

•	price considerations;

•	lack of anticipated or actual market demand for the products; and

•	unfavorable comparisons with products of others.

Various target markets for our LCoS microdisplays, including LCoS HDTVs, LCoS home theaters, and near-to-eye microdisplays, are uncertain, may be slow to develop, or could utilize competing technologies, especially high-temperature polysilicon and digital micromirror devices. Many manufacturers have well-established positions in these markets. Penetrating this market will require us to offer an improved value, higher performance proposition to existing technology. We must provide our OEM customers with lower cost, higher performance microdisplays for their products in these markets. The failure of any of our target markets to develop, or our failure to penetrate these markets, would impede our sales growth. Even if our LCoS HDTVs successfully meet their price and performance goals, our sales channel customers may not achieve success in selling our LCoS HDTVs.

We previously experienced low manufacturing yields in commencing production of LCoS microdisplays, and our business depends on our ability to maintain satisfactory manufacturing yields.

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

Although we added additional equipment to our Arizona manufacturing facility in the last several years for manufacturing LCoS microdisplays, the high-volume manufacture of LCoS microdisplays will require us to overcome numerous challenges, including the following:

•	the availability of a sufficient quantity of quality materials;

•	the implementation of new manufacturing techniques;

•	the incorporation of new handling procedures;

•	the maintenance of clean manufacturing environments; and

•	the ability to master precise tolerances in the manufacturing process.

Our Arizona facility and its high-volume LCoS microdisplay manufacturing line are important to our LCoS success.

We currently produce all of our LCoS microdisplays on our high-volume manufacturing line at our Arizona facility. This facility also houses our principal research, development, engineering, design, and certain managerial operations. Any event that causes a disruption of the operation of this facility for even a relatively short period of time would adversely affect our ability to produce our LCoS microdisplays and to provide technical and manufacturing support for our customers.

Our executive officers and key personnel are critical to our business, and these officers and personnel may not remain with us in the future.

Our operations depend substantially on the efforts and abilities of our senior management, technical, and sales personnel, especially Vincent F. Sollitto, Jr., our Chief Executive Officer, and James Ching Hua Li, our President and Chief Operating Officer. The loss of services of one or more of our key employees or the inability to add key personnel could have a material adverse effect on our business. Competition for qualified personnel in our industry is very competitive, particularly for engineering and other technical personnel. Our success depends in part on our continued ability to attract, hire, and retain qualified personnel. Although we maintain employment, non-competition, and nondisclosure covenants with certain key personnel, we do not currently have any key person life insurance covering any officer or employee or employment agreements with most of our employees.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

We plan to review opportunities to buy other businesses or technologies that would complement our current products, expand our product offerings, expand the breadth of our markets and sales channels, enhance our technical capabilities, or otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt, or assume contingent liabilities.

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

These risks will be increased in connection with any foreign acquisitions that we may make as a result of, among other factors, language barriers, cultural differences, difficulties in conducting due diligence, differing management and accounting standards, and varying legal frameworks.

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

If the benefits of the merger with Syntax Groups and the acquisition of Vivitar are not achieved, our financial results could be adversely affected. In accordance with generally accepted accounting principles, we are accounting for those transactions using the purchase method of accounting. As a result, we will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in those transactions, which is expected to be approximately $2.1 million on an annual basis. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets.

We are subject to governmental regulations.

Like all businesses, our operations are subject to certain federal, state, and local regulatory requirements relating to environmental, waste management, health, and safety matters. We could become subject to liabilities as a result of a failure to comply with applicable laws and incur substantial costs from complying with existing, new, modified, or more stringent requirements. For example, the Federal Communications Commission, or FCC, has notified us that importation declarations indicate that we may have violated certain FCC rules with respect to the transition requirements for selling televisions containing high-definition tuners. In addition, our past, current, or future operations may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management, or health and safety concerns.

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

Risks Related to Our Common Stock

The market price for our common stock may be volatile.

Many factors could cause the market price of our common stock to rise and fall, including the following:

•	variations in our quarterly results;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new products or new pricing policies by us or by our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	the gain or loss of significant customers;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that follow our stock;

•	changes in laws affecting HDTVs; and

•	market conditions in our industry, the industries of our customers, and the economy as a whole.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

Under SEC regulations adopted pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting with our Form 10-K for the fiscal year ending June 30, 2007. We have not been subject to these requirements in the past. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

To achieve compliance with the applicable SEC regulations within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which continues to be both costly and challenging, particularly in light of our recent acquisitions. Despite our efforts, we can provide no assurance as to our, or our independent auditors’, conclusions with respect to the effectiveness of our internal control over financial reporting. There is a risk that neither we nor our independent auditors will be able to conclude that our internal controls over financial reporting are effective, as has been the case with a significant number of companies attempting to comply with these regulations for the first time. This could result in an adverse reaction in the financial markets resulting from a loss of confidence in the reliability of our financial statements.

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

Since we do not expect to pay any dividends for the foreseeable future, investors in our common stock may be forced to sell their stock in order to obtain a return on their investment.

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to finance our operations and growth plans. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION

BUSINESS

Introduction

We are a leading designer, developer, and distributor of high-definition televisions, or HDTVs utilizing liquid crystal display, or LCD, and liquid crystal on silicon, or LCoS, technologies. Under our Ölevia brand name, we sell our LCD HDTVs in a broad array of screen sizes as well as our LCoS HDTVs utilizing our proprietary LCoS microdisplay technology to national, regional, and online consumer electronics retailers and distributors. Through these sales channels, we sell HDTVs designed to meet the individual needs of a variety of end-user consumers, including consumers in the price-conscious, high-performance, and high-end home theater markets. In order to best address the price and performance requirements of our sales channel customers and end-user consumers, we have established a virtual manufacturing model utilizing components sourced in Asia, third-party contract manufacturers located in Asia, and third-party assemblers located in close proximity to end-user consumers to produce our HDTVs.

Through our recent acquisition of Vivitar, we are also a leading supplier of both digital and film cameras, offering a broad line of digital imaging products, including digital cameras, point and shoot cameras, 35 millimeter single lens reflex cameras, auto focus cameras, digital video cameras, multimedia players, flash units, binoculars, projectors, and camera accessories. In addition, we offer a broad line of LCoS microdisplay products and subsystems, including LCoS imagers, that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, projection applications, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.

Industry Background

By providing a richer multimedia experience, the worldwide conversion of media content from analog to digital is a primary driver of the current wave of consumer electronics spending. With the advent of digital devices, such as HDTVs, digital cameras, portable media players, and digital video recorders, as well as the improvement in connectivity technologies, such as wireless networking, consumers now have greater access to improved content quality and are demanding more from their multimedia experience. As technologies improve and data transmission speeds increase, video is increasingly becoming the centerpiece of the multimedia experience. In addition, HDTVs have become more affordable to a broader range of end-user consumers as price points have declined. As a result, many consumers are no longer satisfied with televisions that simply display basic video. Instead, they are demanding televisions with larger screen sizes, higher definition, slimmer form factors, and greater functionality.

We believe that, in order to be a successful provider of digital television solutions, the digital television provider must be able to meet the increasingly demanding requirements of both the sales channel customer and the end-user consumer. While consumer preferences trend towards large screen, high definition, slim form factor digital televisions with increased functionality, price continues to be a primary driver in most consumers’ decision to purchase a digital television. For a given set of quality, performance, and functionality parameters, we believe most consumers will make their purchase decision based on their optimal balance between these parameters and the lowest cost. In addition, many sales channels for digital television providers, including the national, regional, online, and international consumer electronics distributors and retailers, require that their digital television suppliers provide both a broad product portfolio and timely, efficient, and dependable delivery of products. Furthermore, digital television providers will be required to scale production capacity to meet future supply demands.

Our Core Competencies

Key factors to our success include the following:

Focus on HDTV Solutions

We are focused on developing a market leadership position in HDTVs through close relationships with our suppliers to create value for our sales channel customers and ultimately the end-user consumer. Our strong focus on the HDTV market has allowed us to leverage our supply chain relationships to compete effectively on the basis of quality, performance, and reliability while offering HDTVs at lower price points than many of our competitors. To date, we have primarily focused on developing our market position in North America and China. According to DisplaySearch, our market share of LCD televisions over 20” in North America increased from 3.7% in the third quarter of 2006 to 11.7% in the fourth quarter of 2006. In the China market, we were the leading non-domestic supplier of LCD televisions during the fourth quarter of 2006, also according to DisplaySearch.

Global Virtual Manufacturing Model

We have developed a global virtual manufacturing model that utilizes components sourced in Asia, third-party contract manufacturers located in Asia, and third-party assemblers located in close proximity to end-user consumers to produce our HDTVs. In order to execute on this model in an effective manner, we have developed strong relationships with our suppliers to virtually integrate the entire supply chain to enable us to provide a high level of visibility to our suppliers. In turn, through improved visibility, our suppliers are able to manage their businesses more efficiently, thereby reducing cost and allowing us to pass some or all of the savings back through the supply chain to our sales channel customers and ultimately end-user consumers. The overall result is a scaleable business model that reduces our capital expenses and enables us to concentrate on product design, marketing, research and development, and technological advances.

Deep Systems-Level Expertise

Through our focus on research, development, and engineering capabilities in LCoS and LCD solutions, we have developed a deep systems-level expertise that we believe allows us to deliver a high level of performance, features, and reliability in our LCoS and LCD products. In the case of our LCoS technology, we believe we have been able to establish an industry-leading position in picture quality as a result of our technological expertise; our vertically integrated design and manufacturing capabilities of LCoS imagers, light engines, system electronics, and firmware development; and our overall system design and integration capabilities. By maintaining engineering control of the LCoS imager and light engine, and utilizing our system electronics and firmware design expertise, we seek to optimize front-of-screen image and color performance with an architecture that takes advantage of the inherent capabilities and contributions of the imagers, the engine, the mirrors, and the screen.

Optimal Price and Performance

Through our broad array of HDTV models and screen sizes, our global virtual manufacturing model, and our deep systems-level expertise, we believe that we have been successful in effectively addressing the demand of end-user consumers for an optimal balance of price and performance in HDTVs. We provide a broad product portfolio that meets the needs of a variety of sales channels. For the online retailers, our 3-Series product line provides quality to those buyers who are most price conscious in a variety of screen sizes from 23” to 42”. For the national retailers, our 5-Series product line provides a high-performance product at a favorable price while spanning sizes from 27” to 65” and includes both LCD and LCoS technologies. For the regional and home theater retailers, our 7-Series product line provides studio quality performance for the high-end home theater market and currently focuses on 42” and 47” screen sizes.

Our Strategy

Our goal is to enhance our position in the global markets we address as well as to continue the significant growth we have experienced. Key elements of our HDTV strategy include the following:

Increase Consumer Awareness of Our Brands and Products

We plan to continue conducting a broad, high-visibility advertising campaign to further expand consumer awareness of our brand name, product quality, and competitive prices. Our marketing efforts center on our relationships with ESPN and AEG, one of the leading sports and entertainment presenters in the world. Under our recently renewed and expanded marketing relationship with ESPN, ESPN features our Ölevia HDTVs throughout ESPN’s media properties. AEG features our Ölevia HDTVs through signage and other on-property brand exposure throughout a variety of prominent AEG developments, ventures, and venues. We also conduct an active marketing campaign through advertisements in the print media. We also plan to accelerate our efforts to promote our Ölevia HDTVs as a global brand in markets other than North America.

Expand Our Product Distribution Channels

We plan to attract additional retailers in order to reach a greater customer base. We recently established relationships with Circuit City, Target, and Sears to increase our coverage of the U.S. market. We expanded our relationship with South China House of Technology to increase our coverage of the growing market in China. Our recent acquisition of Vivitar, with its brand name recognition and established distribution channels in Europe, is an important component of our strategy to penetrate the European Union market, where we plan to market our HDTVs under the name “Vivitar – Picture by Ölevia.”

Leverage Our Global Virtual Manufacturing Model

We plan to continue to leverage our global virtual manufacturing model as we expand our sales in domestic and international markets. For example, our relationship with Solar Link Technologies has led to the opening of a manufacturing facility in Ontario, California to service the growing demand for our HDTVs in North America. By sourcing components from Asia and completing final assembly near the end-user consumers, we are able to realize savings on both bill-of-material and transportation costs. As our sales continue to grow, we plan to use this global virtual manufacturing strategy to build production capacity in high-growth markets, such as in China, where we have recently established a joint venture with Nanjing Huahai Display Technology to begin production in 2007.

Capitalize on Our LCoS Technological Expertise

We plan to capitalize on our expertise in LCoS technologies in order to offer cost-effective, innovative, high-quality products. We plan to utilize our technological expertise and patent portfolio to advance what we believe is our industry-leading position in terms of picture quality through increased resolution, higher contrast ratios, and greater pixel fill factors. We utilize our advanced manufacturing line and experienced manufacturing team at our Arizona facility to produce our LCoS microdisplays. To take advantage of anticipated demand, particularly in China, we have formed a joint venture with China South Industries Group, called Sino-Brillian, to produce LCoS light engines for sale to Chinese HDTV manufacturers and for supply to us.

Pursue Additional Strategic Acquisitions and Relationships

We intend to continue to pursue additional strategic acquisitions and relationships in order to increase our manufacturing and supply resources, expand our product offerings, enlarge our distribution channels, penetrate new markets, and enhance our competitive position. For example, we recently acquired Vivitar in order to leverage its strong brand-name recognition and European distribution channels. Strategic acquisitions and relationships have been critical ingredients in the growth of our company to date and can be expected to be an important ingredient in our future development.

Products

High-Definition Televisions

Under our Ölevia brand name, we sell our LCD HDTVs in a broad array of screen sizes as well as our LCoS HDTVs utilizing our proprietary LCoS microdisplay technology in a 65” screen size. Our HDTVs are designed to meet the individual needs of a variety of end-user consumers, including consumers in the price- conscious, high-performance, and high-end home theater markets. We design our products to avoid sales channel conflict and to fulfill the different requirements for each particular channel in which we sell our products.

The following table sets forth information regarding our HDTV products.

	3-Series	5-Series	7-Series
Screen Size	23”, 27”, 32”, 37”, 42”	27”, 32”, 37”, 42”, 65”	42”, 47”
Display Technology	LCD	LCD, LCoS	LCD
Video Processor	Pixelworks	AMD & Media Tek	SiliconOptix HQV
Resolution	720p, 1080i	720p, 1080i (LCoS 1080p)	1080p
Inputs	1 HDMI	1 HDMI	2 HDMI
Tuner	NTSC Tuner	Combo Tuner	Dual Tuner
HD Capabilities	HDTV-Ready	HDTV Built-in	HDTV Built-in
Target Sales Channel	Online	National	Specialty

We are currently offering our 65” LCoS HDTVs with 1080p resolution. The HDTV monitors in those products, which are based on our proprietary Gen II LCoS microdisplay technology, feature a six-megapixel light engine. We believe these products offer the highest commercially available on-screen native LCoS contrast ratio in a rear-projection HDTV, feature exceptional gray scale performance, deep black levels, high brightness, a 170-degree viewing angle, an ultra-fine pitch 16:9 widescreen, artifact-free full motion video, and excellent audio performance. Our LCoS HDTV products also provide software upgradeability and a wide range of calibration features designed to optimize the viewing performance for home theater and commercial applications.

Digital Imaging Products

Through our recent acquisition of Vivitar, we are also a leading supplier of both digital and film cameras, offering a broad line of digital imaging products, including digital cameras, point and shoot cameras, 35 millimeter single lens reflex cameras, auto focus cameras, digital video cameras, multimedia players, flash units, binoculars, projectors, and camera accessories. We offer affordable, easy-to-use digital imaging products that provide families to advanced amateurs with exceptional value, high-quality products, and a wide range of features and benefits. We also have the worldwide exclusive right to sell Kodak-branded reusable film cameras.

We have six digital product categories: 10 megapixel (four models), 8 megapixel (four models), 7 megapixel (four models), 6 megapixel (three models), 5 megapixel (four models), and 3 megapixel (three models).

Our digital cameras offer the most popular features, such as color LCD display, optical and digital zooms, lithium-ion batteries, secure digital (SD) card storage, and an easy computer interface. We also offer a rubber armored, waterproof camera. Our digital cameras range from entry-level VGA cameras to 10-megapixel digital cameras with extended zoom optics. Our ViviCam series of digital cameras is one of the broadest product lines in the digital market, spanning interests from novice user through the serious-amateur digital photographer.

The following table sets forth information regarding certain of our digital imaging products.

	5 Megapixel	7 Megapixel	10 Megapixel
	Cameras	Cameras	Cameras
Image Resolution	Up to 2560 x 1920	Up to 3072 x 2304	Up to 3648 x 2736
Internal Memory	16 MB	16 or 32 MB	32 MB
External Memory	SD Cards to 1GB	SD Card to 1GB	SD Card to 2GB
Lens	Optical Zooms to 3x	Optical Zooms to 4x	Optical Zooms to 6x
Digital Zoom	4x	Up to 5x	Up to 10.4x

Microdisplay Products

We offer a broad line of LCoS microdisplay products and subsystems that OEMs can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications. Our microdisplay products include a line of LCoS display imagers and associated application specific integrated circuits, or ASICs, that provide driver, controller, and converter functions that operate the imager. Our imager products have resolutions and sizes designed for specific market segment applications. We offer imager products of SXGA to 720p and 1080p resolutions in a variety of sizes designed for the specific market segment applications of our OEM customers.

Our product line also includes optical modules for near-to-eye applications. Optical modules include illumination, prisms, color separators and combiners, and lenses to provide complete display products. Our offerings also include development kits, schematic plans, and specifications, or reference designs, in order to accelerate time to market for our OEM customers.

Projection Applications.  In addition to the rear-projection HDTV market and the front-projection home theater market, our microdisplay products address several smaller projection markets, including photo printers and digital cinema. For projection applications, we offer products with SXGA and HDTV1 resolutions and are developing products with HDTV2 resolution.

Near-to-Eye Applications.  We produce products to serve the near-to-eye market, including SVGA imagers, display modules, and reference designs. Our display modules allow OEM customers to focus on end-product design and packaging, because they can use our full-color SVGA resolution microdisplay as a drop-in assembly.

Our near-to-eye products typically are mounted in a headset and provide image magnification. The magnified image appears to the user with the clarity, size, and resolution of a computer monitor. These products also are compact, lightweight, and highly energy efficient. With high resolution and small size, we believe LCoS microdisplays offer important advantages for these wearable and portable products. Products based on LCoS microdisplays have generally long lifetimes, can be made lightweight with low power requirements, and display sharp, bright images. Our LCoS microdisplays also withstand wide ambient temperature ranges, a feature that is important for industrial and portable applications. In addition, our associated ASICs enable fast rendering of images, an important attribute for viewing full-motion video.

HDTV Technologies

Currently, there are several leading technologies available for HDTVs, each having its own advantages and disadvantages with respect to the other formats. The direct view technologies are traditional cathode ray tube, plasma based panels, and LCD. The rear projection technologies are digital light processing, or DLP, high-temperature polysilicon, or HTPS, and LCoS.

Direct View Technologies

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

Rear Projection Technologies

Digital micromirror device, or DMD, is a proprietary product of Texas Instruments, which calls this device DLP. DLP technology is found widely in both front and rear projection televisions. At its heart is the digital micromirror device chip that contains a rectangular array of hinge-mounted individually movable microscopic mirrors, one for each pixel. The mirrors on a DLP chip can either tilt toward the light, creating a pixel of light, or swing away from the light, creating a dark pixel. Most DLP televisions and projectors use a one-chip design. In order to generate a color image on a one-chip television, the light passes through a spinning color wheel containing cyan, magenta, and yellow filters. This enables a one-chip DLP television to display 16.7 million different colors. In a three-chip design, the need for a color wheel is eliminated, and instead, the white light is divided into three colors through a prism with each of the three color beams focused onto its own dedicated chip.

High-temperature polysilicon, or HTPS, microdisplays use a transmissive technology and are available from only two large Japanese companies. HTPS displays sandwich liquid crystal material between two layers of high-temperature quartz glass. To produce images, light passes from a projection lamp into a color management and display system.

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

LCD and LCoS Advantages

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

We believe that LCD HDTVs will capture a majority of the flat panel HDTV market for screen sizes below 55” and that LCoS HDTVs will lead the high-end HDTV market for screen sizes of 55” and above. Industry sources indicate that LCD HDTVs have already overtaken plasma HDTVs at screen sizes of 37” or less and will overtake plasma at screen sizes of 42” and 50” within the next several years.

Manufacturing

We employ a virtual manufacturing model through third-party relationships for our HDTV products, except for our light engines and our digital imaging products. We believe our virtual manufacturing strategy provides a scalable business model; enables us to concentrate on product design, product performance, marketing, supply-chain management, and technical know how; and reduces our capital expenditures. In addition, this strategy significantly reduces our inventory costs because we do not pay many of our manufacturing costs until we have actually shipped our HDTVs to our sales channel customers and billed those customers for those products.

We have a manufacturing arrangement with Taiwan Kolin Co. Ltd., a provider of innovative and high-quality digital monitors, LCD and LCoS high-definition and high-resolution televisions, under which Kolin produces the electronic components and subassemblies of our LCD televisions. We perform final quality acceptance of our products. We jointly select and qualify with Kolin vendors for LCD panels, electronic components, and subassemblies that Kolin does not itself manufacture, and actively participate in discussions of terms and conditions with them. We have several alternative sources for each important component.

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

Together with Kolin and its electronic research and development affiliate, DigiMedia Technology Co., Ltd., we maintain strategic relationships with Chi Mei Optoelectronic, AU Optronics, LG.Philips LCD, and Samsung, which are major manufacturers of LCD panels suitable for use in the manufacturing of our Ölevia LCD televisions.

We utilize an advanced manufacturing line in our Tempe facility to manufacture and test our LCoS microdisplay imagers. The manufacturing facility is fully equipped in all areas of manufacturing, including front-end, back-end, packaging, and test. The front-end processes are conducted in side-by-side Class 100 and Class 1000 clean rooms. Back-end manufacturing, packaging, and test procedures are all conducted in a Class 1000 clean room. We have an extensive quality control program and maintain quality systems and processes that meet or exceed the demanding standards set by many leading OEMs in our targeted industries. We have received ISO 9001/2000 certification of our manufacturing facility and corporate headquarters in Tempe, Arizona. We base our quality control program upon statistical process control, which advocates continual quantitative measurements of crucial parameters and uses those measurements in a closed-loop feedback system to control the manufacturing process. We perform product life testing to help ensure long-term product reliability. We analyze results of product life tests and take actions to refine the manufacturing process or enhance the product design.

We have manufactured our LCoS microdisplays and our light engines at our Tempe, Arizona facility. Our light engine combines our LCoS microdisplays with a lamp and an optical core or prism set. In April 2006, we entered into a strategic relationship with China South Industries Group Corporation, or China South, a state-owned enterprise directly under the administration of China’s central government. The strategic relationship resulted in Sino-Brillian. Sino-Brillian assembles and sells LCoS light engines to HDTV manufacturers initially in China and eventually in the rest of the world. A light engine is the device in a rear projection HDTV that converts the picture from an electronic signal and projects the image onto the screen. Sino-Brillian will also sell LCoS light engines to us for use in our LCoS HDTVs. Sino-Brillian will use our LCoS imagers exclusively in the light engines as well as China South’s optical components.

Separately, one of our contractors assembles a printed circuit board, or PCB, which contains the necessary electronics and color management systems. The light engine, the PCB, a screen, a case, and other necessary components are then shipped to our assemblers for final assembly into an HDTV.

Suppliers

We obtain the LCD panels for our LCD HDTVs from AU Optronics, Chi Mei Optoelectronic, LG.Philips LCD, and Samsung and the electronic components and subassemblies for our LCD HDTVs from Kolin. With respect to our LCoS HDTVs, we obtain silicon wafers from SMIC, ASICs from UMC, video processing integrated circuits from Pixelworks, Silicon Optix, AMD, and Zoran, screens from Toppan, lamps from OSRAM, and printed circuit board assemblies and remote controls from various Asian suppliers. We rely on Foxconn to procure the materials used in the manufacture of our digital imaging products.

Components and raw materials constitute a substantial portion of our LCoS microdisplay costs. The principal components and raw materials we use in producing our LCoS microdisplays consist of specialized glass, silicon wafers, ASICs, liquid crystal, and packaging materials. We depend on the availability of lens, sensors, LCDs, and DSP to produce our digital imaging products. Most of these supplies are readily available from multiple sources. We typically do not maintain long-term contractual supply arrangements. Any difficulty in securing supplies and components to produce our products or increases in their costs could adversely affect our digital imaging business.

Our procurement strategy is to secure alternative sources of supplies for the majority of these materials. Many of these materials, however, must be obtained from a sole or limited number of foreign suppliers, which subjects us to the risks inherent in obtaining materials from foreign sources, including supply interruptions and currency fluctuations. We have no short-, medium-, or long-term contracts with any of our suppliers. We purchase all of our components and raw materials on a purchase-order basis. To date, our suppliers generally have met their requirements, and we believe our strategic supplier alliances have further strengthened our relations with offshore suppliers.

Customers

We currently sell our Ölevia HDTV products in the United States directly to retailers and through distributors to leading national consumer electronics retailers, such as Circuit City, CompUSA, Fry’s Electronics, K-Mart, Office Depot, Sears, and Target; regional consumer electronics retailers, such as ABC Appliance and J&R Electronics; online/television retailers, such as Amazon.com and Buy.com; and high-end audio/video distributors, such as BDI Laguna and D&H Distributor Co. BDI Laguna distributes our products for resale through BuyRite Electronics, HSN LP (HSN), Radio Shack (RadioShack.com), Staples (Staples.com), and Tech Depot.com (C4Sure). We sell our Ölevia HDTV products in China through our distributor, South China House of Technology, to leading Chinese retailers such as Dazhong Electronics, Five Star Appliance, and Guangzhou Friendship Store.

We sell our digital imaging products worldwide through a wide variety of stores, merchants, and dealers. Our products can be purchased in specialty stores, including Adorama, B&H, Ritz Camera, and Samy’s Camera; mass merchants, including Brandsmart, CompUSA, Fry’s Electronics, QVC, Radio Shack, and Wal-Mart; drug store chains, including Fred Meyer, Longs Drug Store, and Meijer; and online merchants, including Overstock.com, Shopko.com, Target.com, and Wal-Mart.com.

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

For the nine months ended March 31, 2007, sales to South China House of Technology accounted for 48.6% of our revenue. For the fiscal year ended June 30, 2006, sales to South China House of Technology and CompUSA accounted for 16.8% and 13.1%, respectively, of our revenue.

Sales and Marketing

We conduct a broad, high-visibility advertising campaign to expand consumer awareness of our brand name, product quality, and competitive prices. Our marketing efforts center on our relationships with ESPN and AEG, one of the leading sports and entertainment presenters in the world. Under our recently renewed and expanded marketing relationship with ESPN, ESPN features our Ölevia HDTVs throughout ESPN’s media properties, including the ESPN, ESPN2, ESPN HD, ESPN 2 HD, and ESPNews TV networks, as well as ESPN Radio, ESPN.com, and ESPN the Magazine. Our Ölevia products are featured by way of sponsorship in a wide variety of sports programming, including the National Football League, Major League Baseball, NCAA football and basketball, EPSN’s College Game Day Tour, ESPN’s Sportscenter, and the network’s coverage of the Major League Baseball All-Star Game and the Super Bowl. Under our sports and entertainment sponsorship agreement with AEG, AEG features our Ölevia HDTVs through signage and other on-property brand exposure throughout a variety of AEG developments, ventures, and venues, including The O2 in London opening in 2007, Kansas City’s Sprint Center opening in October 2007, Los Angeles Staples Center beginning in 2008, Harrison’s New Jersey’s Red Bull Park beginning in 2008, Citizen’s Business Bank Arena in Ontario, California beginning in 2008, and the L.A. Live 4,000,000 square foot Los Angeles development beginning with its opening.

We also conduct an active marketing campaign through advertisements in the print media. An important element of our sales and marketing strategy is to continue to increase market awareness, demand, and acceptance of our products by attending and exhibiting at leading industry conferences and expositions, and implementing publicity campaigns via printed and online media and television shows.

We have also begun to promote our Ölevia LCD televisions as a global brand in markets other than North America. A third party distributes our products in Hong Kong, Beijing, and Northern China where they are sold to leading home electronics and appliance retailers, including Broadway Photo Supply Ltd., Fortress Ltd., and Da Zhong Electronics Co. Ltd. We plan to leverage the Vivitar name and existing distribution channels in Europe by marketing our HDTVs there under the name “Vivitar – Picture by Ölevia”. We have begun selling our HDTVs in Taiwan through Kolin and in Japan through a joint venture we formed. Finally, we are actively conducting negotiations to establish a joint venture company in Brazil to introduce our products in the Latin American markets.

We are marketing our LCoS HDTVs to various distributors for sale to their customers. These customers include high-end audio/video manufacturers, as well as distributors of high-end consumer electronics products and consumer electronics retailers. Our sales and marketing strategy is designed to enable consumer electronics resellers and consumer retail stores to address the premium portion of the LCoS HDTV market. Our strategy with high-end audio/video manufacturers is also designed to enable those manufacturers to bundle their electronics with our LCoS HDTVs into an integrated entertainment system. We are initially selling our LCoS HDTV products in the United States. We expect to capitalize on LCoS HDTV opportunities in the Asian market through strategic alliances and in the European market either directly or through strategic alliances.

We market our LCoS microdisplays to OEMs through a direct technical sales force, and through distributors. A staff of in-house engineering personnel directs and aids all sales personnel. Our approach is to become a critical partner to our OEM customers rather than simply a component supplier by playing an integral role in the design and development of their products. Potential OEM customers welcome our technological expertise and broad industry relationships because they do not always have the core competencies and relationships necessary to develop and commercialize products incorporating microdisplays.

We market our digital imaging products through a direct sales force and through independent dealers and distributors. The United States, the United Kingdom, France, Canada, and Brazil currently constitute the principal markets for our digital imaging products. We maintain sales offices in the United States, the United Kingdom, France, and Hong Kong.

Competition

Our HDTVs encounter competition from a number of the world’s most recognized consumer electronics companies, such as JVC, LG Electronics, Panasonic, Philips, Samsung, Sharp, Sony, Thompson, and Toshiba. Other companies, such as Dell, Hewlett-Packard, Gateway, and ViewSonic, could directly or indirectly compete with our HDTVs. Our digital imaging products encounter competition from a number of the world’s largest suppliers of digital imaging products, including Canon, Casio, JVC, Kodak, Minolta, Nokia, Olympus, Panasonic, Sanyo, and

Sony. All of these companies have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess, which afford them competitive advantages over us.

For microdisplays used in third-party televisions, we believe that Texas Instruments, JVC, Hitachi, Epson, and Sony constitute our principal competitors. Texas Instruments has developed a digital micromirror device, which is referred to as DLP, that competes with our LCoS technology. Sony, JVC, Hitachi, and Spatialight are developing or producing liquid crystal on silicon microdisplays based on their own technology that compete with our LCoS microdisplays. We expect the market participation of these companies to spur the market penetration of liquid crystal on silicon microdisplays. We believe that our proprietary Gen II LCoS products provide superior performance to the liquid crystal on silicon technologies produced by our competitors.

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

Our HDTVs compete on the basis of quality, features, performance, and price.

Research and Development

Our research and development programs focus on advancing technology, developing design and manufacturing processes, and expanding our technology to serve new markets. We have assembled an experienced research and development team by hiring personnel formerly employed by various of the pioneers in the microdisplay industry. In the HDTV product line, we are also researching system components and design platforms. Our research and development activities include the following:

•	silicon backplane design to reduce size and cost, increase resolution and performance, decrease power consumption, and integrate driver functionality;

•	video processing software development for HDTV picture quality;

•	projection optics, color science, and display characterization to optimize the link between the science of LCoS and the end-user experience;

•	ASIC design to combine and enhance functionality, reduce cost, and improve HDTV picture quality;

•	basic research and development to characterize, test, and incorporate new liquid crystal solutions, silicon substrates, and glass. Our engineers and scientists continue to investigate alternative combinations of materials to improve picture quality, cost, and manufacturability;

•	printed circuit board design; and

•	LCoS package and test development programs.

During the period from November 30, 2005 to June 30, 2006, we incurred research and development expenses of $4.4 million. Before the merger with Syntax Groups, Brillian incurred research and development expenses of $4.0 million during the period from July 1, 2005 to November 30, 2005, and $8.9 million and $8.5 million for the years ended June 30, 2005, and 2004, respectively.

We conduct ongoing research and development programs regarding digital imaging products that focus on advancing our technologies, developing new products, improving design and manufacturing processes, and enhancing the quality, performance, and cost-effectiveness of our products. Our goal is to provide our customers with high-performance products that offer value and quality.

Intellectual Property

We rely on a variety of intellectual property methods, including patents, trade secrets, trademarks, confidentiality agreements, licensing agreements, and other forms of contractual provisions, to protect and advance our intellectual property. We hold patents in various technological arenas, including display technologies, optical system illumination technologies, and display drive electronics, and we own fully functioning reference designs. The patents enhance our ability to protect our unique technical developments.

We believe that many elements of our LCoS microdisplay manufacturing process involve proprietary know-how that is not covered by patents or patent applications, and we employ various methods to protect these elements. Examples of these methods include third-party nondisclosure agreements and employee nondisclosure and invention assignment agreements. Additionally, we believe that certain proprietary aspects of our LCoS microdisplays are not easily discovered or developed, even through reverse engineering.

We currently have trademarked three brand names. The LCoS trademark describes the technology that makes up the microdisplay. The Brillian trademark describes the microdisplay product itself. Both of these trademarks have recognition in the display community and are being promoted and used by us to gain product awareness. The Vivitar trademark is used in the digital imaging product market. We have pending trademark applications for IDEA, iDiva, Ölevia, and Syntax.

Government Regulation

Our operations are subject to certain federal, state, and local regulatory requirements relating to environmental, waste management, health, and safety matters. There can be no assurance that material costs and liabilities will not arise from complying with these or from new, modified, or more stringent requirements. For example, the FCC has notified us that importation declarations indicate that we may have violated certain FCC rules with respect to the transition requirements for selling televisions containing high-definition tuners. In addition, our past, current, or future operations may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management, or health and safety concerns.

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

Backlog

The HDTV industry is characterized by rapid fulfillment. As a result, we had no material backlog of orders at March 31, 2007 and March 31, 2006. Backlog consists of orders for which purchase orders have been received and which are scheduled for shipment within six months. Most orders are subject to rescheduling or cancellation with limited penalties. Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not be indicative of sales for any succeeding period.

Employees

At March 31, 2007, we employed a total of 286 persons. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

Competition for qualified personnel in our industry is very competitive, particularly for engineering and other technical personnel. Our success depends in part on our continued ability to attract, hire, and retain qualified personnel.

Properties

We occupy approximately 55,780 square feet in a facility in Tempe, Arizona, which houses our corporate headquarters, our manufacturing operations, and our principal research, development, and engineering activities. We sublease this facility under an agreement that extends through December 16, 2009. We occupy a facility located in City of Industry, California consisting of approximately 100,000 square feet of office, warehouse, and distribution space under a lease expiring in April 2008. Kolin maintains a small liaison office in this facility and reimburses us for 10% of our total occupancy expense. In addition, we lease space in four locations relating to our Vivitar operations. We also lease space at a facility in Boulder, Colorado, where we conduct sales, marketing, and research and development activities. We believe our existing facilities will be sufficient for our needs for at least the next 12 months except that we expect to require additional office and warehouse space for our City of Industry operations.
DBS Bank, Ltd.

On May 4, 2007, we terminated our credit agreement with DBS Bank, Ltd. as described in Note J to Item 1. Financial Statements in this Report. Such description is incorporated by reference into this Item 5.
ITEM 6. EXHIBITS

Exhibit #	Exhibit

10.38	Amended and Restated Business Loan and Security Agreement, dated as of December 13, 2006, by and among Preferred Bank, the Registrant, Syntax Groups Corporation, and Syntax Corporation, as amended February 21, 2007

10.49	Fourth Amended and Restated Promissory Note — Variable Rate issued on February 21, 2007 by the Registrant, Syntax Groups Corporation, and Syntax Corporation in favor of Preferred Bank

10.53	Manufacturing Agreement, dated March 9, 2004, between Syntax Groups Corporation and Taiwan Kolin Company Limited as amended on March 12, 2004, February 1, 2005, and May 7, 2007

31.1	Rule 13a–14 (a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a–14 (a)/15d–14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTAX-BRILLIAN CORPORATION

Date: May 10, 2007	By:	/s/ Vincent F. Sollitto, Jr. Vincent F. Sollitto, Jr.
Chief Executive Officer

Date: May 10, 2007	By:	/s/ Wayne A. Pratt Wayne A. Pratt
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit

10.38	Amended and Restated Business Loan and Security Agreement, dated as of December 13, 2006, by and among Preferred Bank, the Registrant, Syntax Groups Corporation, and Syntax Corporation, as amended February 21, 2007

10.49	Fourth Amended and Restated Promissory Note — Variable Rate issued on February 21, 2007 by the Registrant, Syntax Groups Corporation, and Syntax Corporation in favor of Preferred Bank

10.53	Manufacturing Agreement, dated March 9, 2004, between Syntax Groups Corporation and Taiwan Kolin Company Limited as amended on March 12, 2004, February 1, 2005, and May 7, 2007

31.1	Rule 13a–14 (a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a–14 (a)/15d–14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer