Form 10-K
period 2007-06-30
SYNTAX-BRILLIAN CORP
filed 2007-09-13
CIK 1232229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 205491

Form 10-K

  ☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

Commission File Number 000-50289

Syntax-Brillian Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	05-0567906 (I.R.S. Employer Identification No.)

1600 N. Desert Drive Tempe, Arizona 85281 (Address of principal executive offices) (Zip Code)	(602) 389-8888 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share Preferred Stock Purchase Rights	The Nasdaq Global Market The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐.

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

The aggregate market value of Common Stock held by nonaffiliates of the registrant (46,348,039 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Market on December 29, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $400,910,537. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of September 6, 2007, there were outstanding 93,047,666 shares of the registrant’s Common Stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNTAX-BRILLIAN CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2007

Cautionary Statement Regarding Forward-Looking Information

The statements and information contained in this report on Form 10-K and the documents incorporated by reference in this report that are not purely historical are forward-looking statements, as such term is defined in the Securities Act of 1933, as amended. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal year 2008 and thereafter; technological innovations; future products or product development; product development strategies; beliefs regarding product and technology performance; potential acquisitions or strategic alliances; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond our control. Accordingly, actual results could differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed under Item 1A. Risk Factors, which include the following:

•	the demand for our HDTV products;

•	our ability to obtain sufficient capital to expand our business;

•	our dependence on sales by various retailers and distributors;

•	our ability to collect our accounts receivable;

•	the competitive nature of the markets in which we compete;

•	the ability of our contract manufacturers and assemblers to produce and deliver products in a timely manner;

•	our ability to obtain sufficient levels of components necessary for the production of our products at satisfactory prices;

•	our inability to maintain profitability;

•	our ability to effectively manage our growth;

•	our ability to realize the expected benefits of our acquisitions;

•	our ability to effectively transact business in foreign countries;

•	our ability to create and introduce new products and technologies;

•	our ability to protect our intellectual property and avoid infringement of the intellectual property of others;

•	the cyclical nature of the consumer electronics industry;

•	our reliance on our executive officers and key personnel;

•	our ability to successfully acquire companies or technologies that would complement our business;

•	the effects of government regulation; and

•	our ability to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act.

PART I

Item 1.	Business

Introduction

Syntax-Brillian Corporation is a leading designer, developer, and distributor of high-definition televisions, or HDTVs, utilizing liquid crystal display, or LCD, and liquid crystal on silicon, or LCoS, technologies. Under our Ölevia brand name, we sell our LCD HDTVs in a broad array of screen sizes as well as our LCoS HDTVs utilizing our proprietary LCoS microdisplay technology to international, national, regional, and online consumer electronics retailers and distributors. Through these sales channels, we sell HDTVs designed to meet the individual needs of a variety of end-user consumers, including consumers in the price-conscious, high-performance, and high-end home theater markets. In order to best address the price and performance requirements of our sales channel customers and end-user consumers, we have established a virtual manufacturing model utilizing components sourced in Asia, third-party contract manufacturers located in Asia, and third-party assemblers located in close proximity to end-user consumers to produce our HDTVs.

In November 21, 2006, we acquired Vivitar, a leading supplier of both digital and film cameras, providing us a broad line of digital imaging products, including digital cameras, point and shoot cameras, 35 millimeter single lens reflex cameras, auto focus cameras, digital video cameras, multimedia players, flash units, binoculars, projectors, and camera accessories. In addition, we offer a broad line of LCoS microdisplay products and subsystems, including LCoS imagers that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, projection applications, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.

We have focused primarily on HDTV products, allowing us to gain market share by leveraging our close supplier relationships to create value for our sales channel customers and ultimately end-user consumers. In order to capture this value effectively, we have created a global virtual manufacturing model to reduce cost and capital expenses and enable us to concentrate on product design, marketing, research and development, and technological advances. In addition, we have developed a deep systems-level expertise, which allows us to deliver a high level of performance and reliability in our LCoS and LCD products. As a result of these factors, we believe our broad range of HDTVs provides an attractive balance of price and performance. To date, we have focused primarily on developing our market position in North America and China. According to DisplaySearch, our market share of LCD television shipments 20” and above in North America increased from 5.6% in the first quarter of 2007 to 6.3% in the second quarter of 2007.

We maintain our executive offices at 1600 N. Desert Drive, Tempe, Arizona 85281, and our main office telephone number is (602) 389-8888. Our website is located at www.syntaxbrillian.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. We also post on our website the charters of the audit, compensation, and nominating committees; our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the SEC or The Nasdaq Stock Market regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.

Industry Factors

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

This consumer desire for a higher quality video experience is driving the rapid growth forecast of flat screen and HDTVs. Research data from DisplaySearch estimates that approximately 52 million HDTVs were shipped in 2006 and approximately 145 million will be shipped in 2010, representing a compound annual growth rate, or CAGR, of 29.1%. Overall penetration of HDTVs as a percentage of total televisions over the same period is expected to increase from 27.6% to 67.0%. LCD HDTVs are expected to increase from approximately 38 million units shipped in 2006 to approximately 122 million units shipped in 2010, representing a CAGR of 33.6%, while penetration of LCD HDTVs is expected to be 56.3% of worldwide television shipments and to be 84.1% of worldwide HDTV shipments in 2010, according to DisplaySearch. Larger screen sizes are also expected to drive growth. According to DisplaySearch research, LCD screens 35” and above are expected to increase from 22.0% of total LCD televisions shipped in 2006 to 43.5% of total LCD televisions shipped in 2010, representing a CAGR of 53.2%.

We believe that, in order to be a successful provider of digital television solutions, the digital television provider must be able to meet the increasingly demanding requirements of both the sales channel customer and the end-user consumer. While consumer preferences trend towards large screen, high-definition, slim form-factor digital televisions with increased functionality, price continues to be a primary driver in most consumers’ decision to purchase a digital television. For a given set of quality, performance, and functionality parameters, we believe most consumers will make their purchase decision based on their optimal balance between these parameters and the lowest cost. In addition, many sales channels for digital television providers, including the international, national, regional, and online consumer electronics distributors and retailers, require that their digital television suppliers provide both a broad product portfolio and timely, efficient, and dependable delivery of products. Furthermore, digital television providers will be required to scale production capacity to meet future supply demands.

Core Competencies

Key factors to our success include the following:

Focus on HDTV Solutions

We are focused on developing a market leadership position in HDTVs through close relationships with our suppliers to create value for our sales channel customers and ultimately the end-user consumer. Our strong focus on the HDTV market has allowed us to leverage our supply chain relationships to compete effectively on the basis of quality, performance, and reliability while offering HDTVs at lower price points than many of our competitors. To date, we have primarily focused on developing our market position in North America and China. According to DisplaySearch, our market share of LCD television shipments 20” and above in North America increased from 5.6% in the first quarter of 2007 to 6.3% in the second quarter of 2007.

Global Virtual Manufacturing Model

We have developed a global virtual manufacturing model that utilizes components sourced in Asia, third-party contract manufacturers located in Asia, and third-party assemblers located in close proximity to end-user consumers to produce our HDTVs. In order to execute on this model in an effective manner, we have developed strong relationships with our suppliers to virtually integrate the entire supply chain to enable us to provide a high level of visibility to our suppliers. In turn, through improved visibility, our suppliers are able to manage their businesses more efficiently, thereby reducing cost and allowing us to pass some or all of the savings back through the supply chain to our sales channel customers and ultimately to end-user consumers. The overall result is a scalable business model that reduces our capital expenses and enables us to concentrate on product design, marketing, research and development, and technological advances.

Deep Systems-Level Expertise

Through our focus on research, development, and engineering capabilities in LCoS and LCD solutions, we have developed a deep systems-level expertise that we believe allows us to deliver a high level of performance, features, and reliability in our LCoS and LCD products. In the case of our LCoS technology, we believe we have been able to establish an industry-leading position in picture quality as a result of our technological expertise; our vertically integrated design and manufacturing capabilities of LCoS imagers, light engines, system electronics, and firmware development; and our overall system design and integration capabilities. By maintaining engineering control of the LCoS imager and light engine and utilizing our system electronics and firmware design expertise, we seek to optimize front-of-screen image and color performance with an architecture that takes advantage of the inherent capabilities and contributions of the imagers, the engine, the mirrors, and the screen.

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

Strategy

Our goal is to enhance our position in the global markets we address as well as to continue the significant growth we have experienced. Key elements of our HDTV strategy include the following:

Increase Consumer Awareness of Our Brands and Products

We plan to continue conducting a broad, high-visibility advertising campaign to further expand consumer awareness of our brand name, product quality, and competitive prices. Our marketing efforts center on our relationships with Entertainment and Sports Programming Network (ESPN) and Anschutz Entertainment Group (AEG), two of the leading sports and entertainment presenters in the world. Under our recently renewed and expanded marketing relationship with ESPN, ESPN features our Ölevia HDTVs throughout ESPN’s media properties. AEG features our Ölevia HDTVs and Vivitar digital cameras through signage and other on-property brand exposure throughout a variety of prominent AEG developments, ventures, and venues. We also conduct an active marketing campaign through advertisements in the print media. We also plan to accelerate our efforts to promote our Ölevia HDTVs as a global brand in markets other than North America.

Expand Our Product Distribution Channels

We plan to attract additional retailers in order to reach a greater customer base. We recently established relationships with Circuit City, Target, and Sears Holdings (which owns Sears & K-mart) to increase our coverage of the U.S. market. We expanded our relationship with South China House of Technology, or SCHOT, to increase our coverage of the growing market in China. Our recent acquisition of Vivitar, with its brand name recognition and established distribution channels in Europe, is an important component of our strategy to penetrate the European Union market, where we plan to market our HDTVs under the name “Vivitar — Picture by Ölevia.”

Leverage Our Global Virtual Manufacturing Model

We plan to continue to leverage our global virtual manufacturing model as we expand our sales in domestic and international markets. For example, our relationship with Solar Link Technologies has led to the opening of a manufacturing facility in Ontario, California to service the growing demand for our HDTVs in North America. By sourcing components from Asia and completing final assembly near the end-user consumers, we are able to realize savings on both bill-of-material and transportation costs. As our sales continue to grow, we plan to use this global virtual manufacturing strategy to build production capacity in high-growth markets, such as in China, where we established a joint venture with Nanjing Huahai Display Technology which began production in late 2006.

Capitalize on Our LCoS Technological Expertise

We plan to capitalize on our expertise in LCoS technologies in order to offer cost-effective, innovative, high-quality products. We plan to utilize our technological expertise and patent portfolio to advance what we believe is our industry-leading position in terms of picture quality through increased resolution, higher contrast ratios, and greater pixel fill factors. We utilize our advanced manufacturing line and experienced manufacturing team at our Arizona facility to produce our LCoS microdisplays. To take advantage of anticipated demand, particularly in China, we have formed a joint venture with China South Industries Group, called Sino-Brillian, to produce LCoS light engines for sale to Chinese HDTV manufacturers.

Pursue Additional Strategic Acquisitions and Relationships

We intend to continue to pursue additional strategic acquisitions and relationships in order to increase our manufacturing and supply resources, expand our product offerings, enlarge our distribution channels, penetrate new markets, and enhance our competitive position. For example, on November 21, 2006, we acquired Vivitar in order to leverage its strong brand-name recognition and European distribution channels. Strategic acquisitions and relationships have been critical ingredients in the growth of our company to date and can be expected to be an important ingredient in our future development.

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

The following table sets forth information regarding our HDTV products.

	3-Series	5-Series	7-Series

Screen Size	23”, 26”, 32”, 37”, 42”	32”, 37”, 42”, 65”	42”, 47”
Display Technology	LCD	LCD, LCoS	LCD
Video Processor	Pixelworks	AMD and Media Tek	SiliconOptix HQV
Resolution	720p, 1080i	720p, 1080i (LCoS 1080p)	1080p
Inputs	1 HDMI	1 HDMI	2 HDMI
Tuner	NTSC Tuner	Combo Tuner	Dual Tuner
HD Capabilities	HDTV-Ready	HDTV Built-in	HDTV Built-in
Target Sales Channel	Online	National	Specialty

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

Digital Imaging Products

Through our recent acquisition of Vivitar, we are also a leading supplier of both digital and film cameras, offering a broad line of digital imaging products, including digital cameras, point and shoot cameras, 35 millimeter single lens reflex cameras, auto focus cameras, digital video cameras, multimedia players, flash units, binoculars, projectors, and camera accessories. We offer affordable, easy-to-use digital imaging products that provide families to advanced amateurs with exceptional value, high-quality products, and a wide range of features and benefits. We also have the exclusive right to sell Kodak-branded reusable film cameras in the United States and many other countries throughout the world.

We have six digital product categories: 10 megapixel (four models), 8 megapixel (four models), 7 megapixel (four models), 6 megapixel (three models), 5 megapixel (four models), and 3 megapixel (three models).

Our digital cameras offer the most popular features, such as color LCD display, optical and digital zooms, lithium-ion batteries, secure digital (SD) card storage, and an easy-to-use computer interface. We also offer a rubber armored, waterproof camera. Our digital cameras range from entry-level VGA cameras to 10-megapixel digital cameras with extended zoom optics. Our ViviCam series of digital cameras is one of the broadest product lines in the digital market, spanning interests from the novice user through to the serious-amateur digital photographer.

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

Microdisplay Products

We offer a broad line of LCoS microdisplay products and subsystems that OEMs can integrate into proprietary HDTV products, home theater projectors, and near-to-eye applications. Our microdisplay products include a line of LCoS display imagers and associated application specific integrated circuits, or ASICs that provide driver, controller, and converter functions that operate the imager. Our imager products have resolutions and sizes designed for specific market segment applications. We offer imager products of SXGA to 720p and 1080p resolutions in a variety of sizes designed for the specific market segment applications of our OEM customers.

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

Direct View Technologies

Traditional cathode ray tube, or CRT, televisions utilize a specialized vacuum tube in which images are produced when a moving electron beam strikes a phosphorescent surface.

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

LCD and LCoS Technologies

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

We believe that LCD HDTVs will capture a majority of the flat panel HDTV market for screen sizes below 55” and that LCoS HDTVs will lead the high-end HDTV market for screen sizes of 55” and above. Industry sources indicate that LCD HDTVs have already overtaken plasma HDTVs at screen sizes of 37” or less and will overtake plasma at screen sizes of 42” and 50” within the next several years. According to DisplaySearch’s most recently reported quarter, we currently rank among the 10 largest suppliers of LCD HDTVs in North America. In addition, we currently sell a 65” 5-Series LCoS HDTV and are developing a 7-Series LCoS HDTV.

Manufacturing

We employ a virtual manufacturing model through third-party relationships for our HDTV products, light engines and our digital imaging products. We believe our virtual manufacturing strategy provides a scalable business model; enables us to concentrate on product design, product performance, marketing, supply-chain management, and technical know-how; and reduces our capital expenditures. In addition, this strategy significantly reduces our inventory costs because we do not pay many of our manufacturing costs until we have actually shipped our HDTVs to our sales channel customers and billed those customers for those products.

We have a manufacturing arrangement with Taiwan Kolin Co. Ltd., or Kolin, a provider of innovative and high-quality digital monitors, LCD and LCoS high-definition and high-resolution televisions, under which Kolin produces the electronic components and subassemblies of our LCD televisions. We perform final quality acceptance of our products. We jointly select and qualify with Kolin vendors for LCD panels, electronic components, and subassemblies that Kolin does not itself manufacture, and actively participate in discussions of terms and conditions with them. We have several alternative sources for each important component.

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

Together with Kolin and its electronic research and development affiliate, DigiMedia Technology Co., Ltd., we maintain strategic relationships with Chi Mei Optoelectronic, AU Optronics, LG.Philips LCD, Samsung, and Sharp which are major manufacturers of LCD panels suitable for use in the manufacturing of our Ölevia LCD televisions.

We utilize an advanced manufacturing line in our Tempe, Arizona facility to manufacture and test our LCoS microdisplay imagers. The manufacturing facility is fully equipped in all areas of manufacturing, including front-end, back-end, packaging, and test. The front-end processes are conducted in side-by-side Class 100 and Class 1000 clean rooms. Back-end manufacturing, packaging, and test procedures are all conducted in a Class 1000 clean room. We have an extensive quality control program and maintain quality systems and processes that meet or exceed the demanding standards set by many leading OEMs in our targeted industries. We have received ISO 9001/2000 certification for our manufacturing facility and corporate headquarters in Arizona. We base our quality control program upon statistical process control, which advocates continual quantitative measurements of crucial parameters and uses those measurements in a closed-loop feedback system to control the manufacturing process. We perform product life testing to help ensure long-term product reliability. We analyze results of product life tests and take actions to refine the manufacturing process or enhance the product design.

We have manufactured our LCoS microdisplays and our light engines at our Arizona facility. Our light engine combines our LCoS microdisplays with a lamp and an optical core or prism set. In April 2006, we entered into a strategic relationship with China South Industries Group Corporation, or China South, a state-owned enterprise directly under the administration of China’s central government. The strategic relationship resulted in our joint venture, Sino-Brillian. Sino-Brillian assembles and sells LCoS light engines to HDTV manufacturers’ currently in China and eventually throughout the rest of the world. A light engine is the device in a rear projection HDTV that converts the picture from an electronic signal and projects the image onto the screen. Sino-Brillian will also sell LCoS light engines to us for use in our LCoS HDTVs. Sino-Brillian will use our LCoS imagers exclusively in the light engines as well as China South’s optical components.

Separately, one of our contractors assembles a printed circuit board, or PCB, which contains the necessary electronics and color management systems. The light engine, the PCB, a screen, a case, and other necessary components are then shipped to our assemblers for final assembly into an HDTV.

Suppliers

We obtain the LCD panels for our LCD HDTVs from AU Optronics, Chi Mei Optoelectronic, LG.Philips LCD, Samsung, and Sharp and the electronic components and subassemblies for our LCD HDTVs from Kolin. With respect to our LCoS HDTVs, we obtain silicon wafers from SMIC; ASICs from UMC; video processing integrated circuits from Pixelworks, Silicon Optix, AMD, and Zoran; screens from Toppan; lamps from OSRAM; and printed circuit board assemblies and remote controls from various Asian suppliers. We rely primarily on Hon Hai Precision Industry Co., Ltd. or Foxconn, to procure the materials used in the manufacture of our digital imaging products.

Components and raw materials constitute a substantial portion of our LCoS microdisplay costs. The principal components and raw materials we use in producing our LCoS microdisplays consist of specialized glass, silicon wafers, ASICs, liquid crystal, and packaging materials. We depend on the availability of lenses, sensors, LCDs, and digital signal processors to produce our digital imaging products. Most of these supplies are readily available from multiple sources. We typically do not maintain long-term contractual supply arrangements. Any difficulty in securing supplies and components to produce our products or increases in their costs could adversely affect our digital imaging business.

Our procurement strategy is to secure alternative sources of supply for the majority of these materials. Many of these materials, however, must be obtained from a sole or limited number of foreign suppliers, which subjects us to the risks inherent in obtaining materials from foreign sources, including supply interruptions and currency fluctuations. We have no short-, medium-, or long-term contracts with any of our suppliers. We purchase all of our components and raw materials on a purchase-order basis. To date, our suppliers generally have met their requirements, and we believe our strategic supplier alliances have further strengthened our relations with offshore suppliers.

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

For the fiscal year ended June 30, 2007, sales to two customers, South China House of Technology and Circuit City, accounted for $335.9 million, or 48.2% and for $69.8 million, or 10.0%, respectively, of our net sales. For the fiscal year ended June 30, 2006, sales to two customers, South China House of Technology accounted for $32.4 million, or 16.8% and CompUSA for $25.3 million, or 13.1%, respectively, of our net sales.

Sales and Marketing

We conduct a broad, high-visibility advertising campaign to expand consumer awareness of our brand name, product quality, and competitive prices. Our marketing efforts center on our relationships with ESPN and AEG, which is one of the leading sports and entertainment presenters in the world. Under our recently renewed and expanded marketing relationship with ESPN, ESPN features our Ölevia HDTVs throughout ESPN’s media properties, including the ESPN, ESPN2, ESPN HD, ESPN 2 HD, and ESPNews TV networks, as well as ESPN Radio, ESPN.com, and ESPN the Magazine. Our Ölevia products are featured by way of sponsorship in a wide variety of sports programming, including the National Football League, Major League Baseball, NCAA football and basketball, EPSN’s College Game Day Tour, ESPN’s Sportscenter, and the network’s coverage of the Major League Baseball All-Star Game and the Super Bowl. Under our sports and entertainment sponsorship agreement with AEG, AEG features our Ölevia HDTVs through signage and other on-property brand exposure throughout a variety of AEG developments, ventures, and venues, including The O2 in London opening in 2007, Kansas City’s Sprint Center opening in October 2007, Los Angeles Staples Center beginning in 2008, Harrison’s New Jersey’s Red Bull Park beginning in 2008, Citizen’s Business Bank Arena in Ontario, California beginning in 2008, and the L.A. Live 4,000,000 square foot Los Angeles development beginning with its opening. AEG also features our Vivitar digital camera products through signage on The O2 in London.

We also conduct an active marketing campaign through advertisements in the print media. An important element of our sales and marketing strategy is to continue to increase market awareness, demand, and acceptance of our products by attending and exhibiting at leading industry conferences and expositions, and implementing publicity campaigns via printed and online media and television shows.

In 2004, we began to promote our Ölevia LCD televisions as a global brand in markets other than North America. South China House of Technology distributes our products in Beijing, Hong Kong, and Northern China where they are sold to leading home electronics and appliance retailers, including Broadway Photo Supply Ltd., Da Zhong Electronics Co. Ltd. and Fortress Ltd. We plan to leverage the Vivitar name and existing distribution channels in Europe by marketing our HDTVs there under the name “Vivitar — Picture by Ölevia”. We have begun selling our HDTVs in Taiwan through Kolin and in Japan through a joint venture we formed.

On July 10, 2006, we established a 19.5% interest in Olevia Senna do Brazil, a joint venture company in Brazil to introduce our products in the Latin American markets.

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

We market our Vivitar brand digital imaging products through a direct sales force and through independent dealers and distributors. The United States, Brazil, Canada, France, Hong Kong and the United Kingdom, currently constitute the principal markets for our digital imaging products. We maintain sales offices in the United States, France, Hong Kong, and the United Kingdom.

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

For microdisplays used in third-party televisions, we believe that Texas Instruments, JVC, Hitachi, Epson, and Sony constitute our principal competitors. Texas Instruments has developed a digital micromirror device, which is referred to as DLP that competes with our LCoS technology. Sony, JVC, Hitachi, and Spatialight are developing or producing liquid crystal on silicon microdisplays based on their own technology that compete with our LCoS microdisplays. We expect the market participation of these companies to spur the market penetration of liquid crystal on silicon microdisplays. We believe that our proprietary Gen II LCoS products provide superior performance to the liquid crystal on silicon technologies produced by our competitors.

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

Research and Development

Our research and development programs focus on advancing technology, developing design and manufacturing processes, and expanding our technology to serve new markets. We have assembled an experienced research and development team by hiring personnel formerly employed by several of the pioneers in the microdisplay industry. In the HDTV product line, we are also researching system components and design platforms. Our engineers and scientists continue to investigate alternative combinations of materials to improve picture quality, cost, and manufacturability. Our research and development activities include the following:

•	silicon backplane design to reduce size and cost, increase resolution and performance, decrease power consumption, and integrate driver functionality;

•	video processing software development for HDTV picture quality;

•	projection optics, color science, and display characterization to optimize the link between the science of LCoS and the end-user experience;

•	ASIC design to combine and enhance functionality, reduce cost, and improve HDTV picture quality;

•	basic research and development to characterize, test, and incorporate new liquid crystal solutions, silicon substrates, and glass;

•	printed circuit board design; and

•	LCoS package and test development programs.

For the fiscal year ended June 30, 2007, we incurred research and development expenses of $6.2 million. During the period from November 30, 2005 to fiscal year end June 30, 2006, we incurred research and development expenses of $4.4 million. Before the merger with Syntax Groups, Brillian incurred research and development expenses of $4.0 million during the period from July 1, 2005 to November 30, 2005, and $8.9 million for the fiscal year ended June 30, 2005.

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

Government Regulation

Our operations are subject to certain federal, state, and local regulatory requirements relating to environmental, waste management, health, and safety matters. We could become subject to liabilities as a result of a failure to comply with applicable laws and incur substantial costs from complying with existing, new, modified, or more stringent requirements. For example, several states have either enacted (e.g. Minnesota, Washington and Maine) or are considering legislation to pass the cost of recycling various electronic devices/waste to the manufacturers that are currently selling televisions and other electronic products. These costs will impact us as these laws are implemented throughout the United States and in other parts of the world. In addition, the FCC has notified us that importation declarations indicate that we may have violated certain FCC rules with respect to the transition requirements for selling televisions containing high-definition tuners. In addition, our past, current, or future operations may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management, or health and safety concerns.

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

Backlog

The HDTV industry is characterized by rapid fulfillment. However, we had a backlog of orders of $42.4 million at fiscal year end June 30, 2007 as compared to no material backlog of orders at fiscal year end June 30, 2006. A backlog consists of orders for which purchase orders have been received and which are scheduled for shipment within six months. Most orders are subject to rescheduling or cancellation with limited penalties. Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not be indicative of sales for any succeeding period.

Employees

At fiscal year end June 30, 2007, we employed a total of 293 persons. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us. Competition for qualified personnel in our industry is very strong, particularly for engineering and other technical personnel. Our success depends in part on our continued ability to attract, hire, and retain qualified personnel.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Vincent F. Sollitto, Jr.	59	Chairman of the Board and Chief Executive Officer
James Li	40	President and Chief Operating Officer
Wayne A. Pratt	46	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer
Thomas Chow	45	Executive Vice President and Chief Procurement Officer
Michael Chan	38	Executive Vice President-LCD
Robert L. Melcher	67	Chief Technology Officer

Vincent F. Sollitto, Jr. has been the Chief Executive Officer of our company since June 2003. Mr. Sollitto served as President of our company from June 2003 until November 2005. Mr. Sollitto served as President and Chief Executive Officer of Photon Dynamics, Inc., a provider of yield management solutions for flat panel displays, from June 1996 until January 2003. From August 1993 to June 1996, Mr. Sollitto served as the General Manager of Business Unit Operations for Fujitsu Microelectronics Inc., a semiconductor and electronics company. From April 1991 to August 1993, Mr. Sollitto served as the Executive Vice President of Technical Operations at Supercomputer Systems, Incorporated. Prior to joining Supercomputer Systems, Incorporated, Mr. Sollitto spent 21 years in various management positions at International Business Machines Corporation, including Director of Technology and Process. Mr. Sollitto serves as a director of Applied Films Corporation, a thin film deposition equipment company, and Ultratech Stepper, Inc., a photolithography equipment company, each of which is a public company.

James Ching Hua Li has been the President and Chief Operating Officer of our company since November 2005. Mr. Li served as Syntax Groups Chief Executive Officer from July 1, 2003 until Syntax Groups’ merger with us in November 2005, and also co-founded Syntax Groups. Before joining Syntax Groups, Mr. Li was the Director of OEM/ODM Business and Executive Assistant to the Chairman and CEO from December 1998 to February 2003 at Elitegroup Computer Systems, a leading manufacturer of computer motherboards. From January 1997 to December 1998, he was General Manager at Chenbro America, Inc., a computer chassis manufacturer. From December 1989 to July 1996, he was the Senior Business Manager in the Global Procurement Office at Gateway Computer, a manufacturer of home and personal computers.

Wayne A. Pratt has been Vice President, Chief Financial Officer, Secretary, and Treasurer of our company since our formation. Mr. Pratt served as Senior Vice President and Chief Financial Officer of Limelight Networks, LLC, a provider of outsourced e-business infrastructure and IP delivery services, from April 2002 until joining our company in April 2003. Mr. Pratt was Senior Vice President and Chief Financial Officer of Axient Communications, Inc., a venture capital-backed telecommunications company, from February 2000 until January 2001; Senior Vice President-Operations of Verde Capital Partners, LLC, a venture capital firm, from November 1999 until

January 2000; Senior Vice President and Chief Financial Officer for Frontier Global Center, Inc., a web hosting company, from March 1998 until November 1999; Senior Vice President and Chief Financial Officer for Global Center, Inc., a web hosting company, from January 1997 until its acquisition by Frontier Global Center, Inc. in February 1998; and Vice President and Chief Financial Officer of Primenet Services for the Internet, Inc., a nationwide ISP, from December 1995 until its acquisition by Global Center, Inc. in January 1997. Mr. Pratt was Director of Financial Reporting for Swift Transportation Co., Inc., a national publicly owned trucking company, from August 1994 until December 1995. From July 1986 until August 1994, Mr. Pratt held various positions with KPMG LLP, most recently as a Senior Manager.

Man Kit (Thomas) Chow has been Chief Procurement Officer of our company since November 2005. Mr. Chow served as Syntax Groups’ Chief Financial Officer from May 1, 2004 until Syntax Groups’ merger with us in November 2005. He co-founded Lasertech Computer Distributor, Inc. in October 1994, a distributor of computer equipment and formerly a wholly owned subsidiary of Syntax Groups, and served as its Chief Operating Officer until 2004. In 1996, he co-founded Warpspeed, a manufacturer of graphic display adapters. From 1990 to 1996, he was President of the QDI Group, a manufacturer of personal computer motherboards and graphic display cards, and a wholly owned subsidiary of Legend Holding Group, Hong Kong. From 1989 to 1990, Mr. Chow was Sales Manager for Legend Holding Group, the largest personal computer manufacturing company in China.

Michael Chan has been the Executive Vice President-LCD of our company since November 2005. Mr. Chan served as Syntax Groups’ Chief Operating Officer from May 1, 2004 until Syntax Groups’ merger with us in November 2005. From June 2000 to April 2004, Mr. Chan was Vice President of Lasertech Computer Distributor, Inc., a distributor of computer equipment and formerly a wholly owned subsidiary of Syntax Groups, with responsibility for sales and marketing. He co-founded NCX Corp., a wholesaler of computer peripherals, and served as its Chief Executive Officer from July 1997 to May 2000. From 1994 to 1997, he served as Chief Operating Officer of Shinho Technology and Communication, Inc., a manufacturer of monitors. Mr. Chan was financial controller at Infiniti Manufacturing and Microstar Computer, a system integrator and wholesaler of personal computer components, from 1992 to 1994.

Robert L. Melcher has been the Chief Technology Officer of our company since our formation. Dr. Melcher served as the Chief Technology Officer of TFS from October 1999 until our spin-off from TFS. Prior to joining TFS, Dr. Melcher was employed at IBM in a variety of management positions since 1970. He served as the Program Leader for Projection Displays from 1993 to 1999 and as Director of the Physical Sciences Department from 1990 to 1993.

There are no family relationships among any of our directors or executive officers. Directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified officers serve at the pleasure of the board of directors.

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

To support our rapidly expanding business, we must have sufficient working capital to fund our receivables and inventory and continue to make significant investments in product design and development, marketing, research and development, equipment, and facilities. Additionally, our suppliers and contract manufacturers (collectively our “supply chain partners”) must have significant capital and credit availability to fund the procurement of key components in order to supply us with sufficient quantities of product. Our lack of capital and our supply chain partners’s lack of capital to date has constrained our business and negatively impacted our profitability. Recent credit market turmoil in Asia has significantly reduced the amount of credit available to our supply chain partners. If this market turmoil continues for an extended period and we are unable to compensate for its effects by adding new supply chain partners or obtaining other sources of product, we may be forced to curtail our growth.

We may need additional equity or debt financing to provide the funds required to expand our business. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to existing stockholders.

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

South China House of Technology, our HDTV distributor in China, accounted for $335.9 million, or 48.2%, of our net sales for the fiscal year ended June 30, 2007. South China House of Technology and CompUSA accounted for $32.4 million, or 16.8%, and $25.3 million, or 13.1%, respectively, of our net sales for the fiscal year ended June 30, 2006. Our revenue would likely decline if we lost one of these customers or if one of these customers were to significantly reduce its orders for any reason. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We have significant accounts receivable from our largest distributor.

We have significant accounts receivable from South China House of Technology, whom we provide with 120-day payment terms and typically extend these payment terms during peak selling periods in order to enable South China House of Technology to collect accounts receivable from the retailers of our products. Although we have never suffered a loss on any account receivable from South China House of Technology, our accounts receivable from South China House of Technology at times are substantial, representing $138.1 million, or approximately 65.7% of our net accounts receivable and due from factor, at fiscal year end June 30, 2007.

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

We outsource to various contract manufacturers and assemblers the production requirements for our HDTVs and digital imaging products. Kolin is our principal contract manufacturer and our primary source of the electronic components and subassemblies of our LCD HDTV products. Foxconn is our principal contract manufacturer of our digital imaging products. We rely on our contract manufacturers and assemblers to maintain high levels of productivity and satisfactory delivery schedules. The loss of our relationships with our contract manufacturers or assemblers, particularly Kolin or Foxconn, or their failure to conduct their manufacturing and assembly services for us as anticipated in terms of cost, quality, and timeliness, could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue and revenue potential would harm our business. Securing new contract manufacturers and assemblers is time-consuming and might result in unforeseen manufacturing, supply, and operational problems.

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

We place orders for components, determine production, and plan inventory in advance based on our forecast of consumer demand, which is highly volatile and difficult to predict. Inaccurate estimation of our requirements could lead to a surplus or shortage of components or finished inventory. We may experience a shortage of LCD panels, which may result in our inability to meet demand for our LCD HDTVs, or a surplus of LCD panels that may result in the recording of losses should LCD panel prices decline. We consume a large volume of parts and components for our products, and market fluctuations may cause a shortage of parts and components and may affect our production or the cost of goods sold. Our profitability may also be adversely affected by supply or inventory shortages or inventory adjustments that, as a result of efforts to reduce inventory by temporarily halting production or by reducing the price of goods, will lead to an increase in the ratio of cost of sales to sales. We write down the value of our inventory when components or products have become obsolete, when inventory exceeds the amount expected to be used, or when the value of the inventory is otherwise recorded at a higher value than net realizable value. Such inventory adjustments can have a material adverse effect on our operating results and profitability.

We have only recently achieved profitability, and we may be unable to sustain profitability in future periods.

We achieved profitability on an annual basis for the first time in fiscal year 2007. We had net income of $29.8 million in fiscal year 2007, but we may be unable to maintain profitability in future periods. We incurred net losses of $18.9 million in fiscal year 2006, and $17,000 in fiscal year 2005. Our ability to maintain profitability depends on a number of factors, including component pricing, market acceptance of our HDTVs, and other factors set forth elsewhere in this “Risk Factors” section.

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

We may not succeed in addressing these risks or any other problems encountered in connection with the integration. The inability to integrate successfully the operations, technology, and personnel of our businesses, or any significant delay in achieving integration, could have a material adverse effect on us and on the market price of our common stock.

Our operations and sales in foreign countries expose us to a variety of risks.

Most of our contract manufacturers and assemblers are located abroad, and we and our contract manufacturers and assemblers purchase certain materials from international sources. Purchasing supplies and manufacturing and selling products internationally expose us to various economic, political, and other risks, including the following:

•	difficulties in staffing, managing, and operating an international operation;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	burdens and costs of compliance with multiple and sometimes conflicting laws and regulatory requirements as well as changes in those laws and requirements;

•	imposition of governmental controls, including trade and employment restrictions and restrictions on currency conversion or the transfer of funds;

•	transportation delays or interruptions and other effects of less developed infrastructures;

•	fluctuations in foreign currency exchange rates and difficulties in hedging foreign currency transaction exposures;

•	economic instability, such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for consumer electronics products or which could make our products more expensive in those countries;

•	employment and severance issues, including possible employee turnover or labor unrest;

•	overlap or conflict of tax issues;

•	tariffs and duties;

•	potential loss of proprietary information as a result of piracy, misappropriation, or laws that may be less protective of our intellectual property rights;

•	limitations on future growth or inability to maintain current levels of revenue from international operations if we do not invest sufficiently in our international operations;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	seasonal reductions in business activity in the summer months in Asia and in other periods in other countries;

•	costs and delays associated with developing our products in multiple languages; and

•	political unrest, war, terrorism, or actual or perceived health risks in areas in which we do business.

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

Our products are complex and may require modifications to resolve undetected errors or unforeseen failures, which could lead to an increase in our warranty claims and costs, a loss of customers, or a decline in market acceptance of our products.

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

Our operations depend substantially on the efforts and abilities of our senior management, technical, and sales personnel, especially Vincent F. Sollitto, Jr., our Chief Executive Officer, and James Ching Hua Li, our President and Chief Operating Officer. The loss of services of one or more of our key employees or the inability to add key personnel could have a material adverse effect on our business. Competition for qualified personnel in our industry is very strong, particularly for engineering and other technical personnel. Our success depends in part on our continued ability to attract, hire, and retain qualified personnel. Although we maintain employment, non-competition, and nondisclosure covenants with certain key personnel, we do not currently have any key person life insurance covering any officer or employee or employment agreements with most of our employees.

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

If the benefits of the merger with Syntax Groups and the acquisition of Vivitar are not achieved, our financial results could be adversely affected. In accordance with generally accepted accounting principles, we are accounting for those transactions using the purchase method of accounting. As a result, we will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in those transactions. We had unamortized intangible assets acquired in those transactions of $36.4 million at fiscal year end June 30, 2007. We will incur amortization expense related to those assets of approximately $3.0 million per year for each of fiscal years 2008 thru 2012. In addition, to the extent the value of intangible assets or goodwill becomes impaired, we may be required to incur material charges relating to the impairment of those assets.

We are subject to governmental regulations.

Our operations are subject to certain federal, state, and local regulatory requirements relating to environmental, waste management, health, and safety matters. We could become subject to liabilities as a result of a failure to comply with applicable laws and incur substantial costs from complying with existing, new, modified, or more stringent requirements. For example, several states have either enacted (e.g. Minnesota, Washington and Maine) or are considering legislation to pass the cost of recycling various electronic devices/waste to the manufacturers that are currently selling televisions and other electronic products. These costs will impact us as these laws are implemented throughout the United States and in other parts of the world. In addition, the FCC has notified us that importation declarations indicate that we may have violated certain FCC rules with respect to the transition requirements for selling televisions containing high-definition tuners. In addition, our past, current, or future operations may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management, or health and safety concerns.

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

We have determined that our internal controls over financial reporting are currently ineffective. The lack of effective internal controls could adversely affect our financial condition and ability to carry out our strategic business plan.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in our past, and may in the future discover, deficiencies in our internal controls. For example, as more fully described in Item 9A of this Annual Report on Form 10-K, our management concluded that as of June 30, 2007 we did not maintain effective internal controls over our inventory process, revenue process, income tax provision process, and financial statement close procedures.

Our management determined these control deficiencies were considered a material weakness that could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. As a result, our management concluded that our internal control over financial reporting was not effective as of June 30, 2007 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We expect the remediation of these material weaknesses to occur during fiscal year 2008. A failure to implement and maintain effective internal control to correct the deficiencies identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business, financial condition, operating results, and our stock price, and we could be subject to stockholder litigation.

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

We occupy approximately 58,125 square feet in a facility in Tempe, Arizona, which houses our corporate headquarters, our LCoS imager manufacturing operations, and our principal research, development, and engineering activities. We lease this facility under an agreement that extends through December 2010. We have leased two facilities located in City of Industry, California, one facility consisting of approximately 100,000 square feet of office, warehouse, and distribution space under a lease expiring in November 2012 and the other facility consisting of 350,000 square feet of office, warehouse and distribution space under a lease expiring in April 2008. Kolin maintains a small liaison office in this facility and reimburses us for 10% of our total occupancy expense. We have entered into a lease for a third facility located in the City of Industry consisting of approximately 250,000 square feet of office, warehouse, and distribution space. This lease period is November 2007 through May 2013. We lease space at a facility in Boulder, Colorado on a month-to-month basis, where we conduct sales, marketing, and research and development activities. We also lease 5,000 square feet of warehouse space in Canada for Canadian fulfillment. Our Vivitar international offices lease office spaces ranging from 2,500 to 8,532 square feet with leases expiring in 2008, 2011 and 2015. We believe our existing facilities will be sufficient for our needs for at least the next 12 months.

Item 3.	Legal Proceedings

On January 31, 2007, the FCC notified us that importation declarations indicate that we may have violated certain FCC rules with respect to the transition requirements for selling televisions containing high-definition tuners. We responded to their inquiry on a timely basis. On April 30, 2007, we entered into a Tolling Agreement with the FCC based on the FCC’s representation that the FCC would proceed by way of a voluntary compliance plan and contribution by us. Nevertheless, without notice and in complete disregard of the Tolling Agreement, the FCC, on May 30, 2007, issued a Notice of Apparent Liability (“NAL”) imposing a proposed penalty of $2,889,575 against us. We have responded on a timely basis to the NAL with detailed corrections significantly reducing the number of the FCC’s claimed violations as well as raising numerous legal and procedural challenges to the NAL. The FCC has responded by indicating a desire to resolve this matter through a negotiated Consent Order settlement involving a voluntary contribution by us. Negotiations are continuing at this time with the expectation of a reasonable settlement. While we cannot predict the outcome of the matter, we have accrued an amount in our financial statements we believe approximates our potential exposure in such a settlement.

On March 7, 2007, Funai Electric Co., Ltd. initiated a lawsuit against us and several other digital television manufacturers in U.S. Federal District Court, Central District of California. Funai is currently seeking to consolidate this lawsuit with two other lawsuits making similar claims against other Parties unrelated to us. The complaint alleges that we infringed on a patent exclusively licensed to Funai by conducting the manufacture and distribution of our Ölevia television models. While we cannot predict the outcome of the matter, we do not anticipate that the result will have any material effect on our business.

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

On April 15, 2005, the United States Customs and Border Protection, or Customs, has issued increased duty bills against us for the periods March 2004 through May 2006 in excess of $3.47 million stemming from a dispute with Customs regarding the tariff classification of imported multipurpose monitors under the rules of tariff construction. We believe Customs has improperly classified and valued the merchandise imported by us. Accordingly, we have filed detailed protests seeking to have the duty bills cancelled. We believe the claims are without merit and intend to vigorously defend our position regarding this matter. Kolin, which shipped the monitors to us, has affirmed in writing its agreement to indemnify us for all costs of delivery, including any additional duty that may be deemed due and payable by Customs. While we cannot predict the outcome of the matter, we do not anticipate that the result will have any material effect on our business.

From time to time, we are involved in other legal proceedings incidental to our business. We currently are not, however, involved in any legal proceeding that we believe would have any material adverse effect on our business.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Market (formerly on the Nasdaq National Market) under the symbol “BRLC” since September 16, 2003. The following table sets forth the high and low sale prices of our common stock for each fiscal quarter indicated as reported on the Nasdaq Global Market.

	High	Low

Fiscal Year ended June 30, 2006
First quarter	$3.86	$2.37
Second quarter	$7.21	$3.02
Third quarter	$5.75	$3.35
Fourth quarter	$4.50	$2.02
Fiscal Year ended June 30, 2007
First quarter	$5.05	$2.20
Second quarter	$9.95	$4.08
Third quarter	$11.70	$6.81
Fourth quarter	$8.78	$4.45

On September 6, 2007, the last reported sale price of our common stock was $6.64 per share. On September 6, 2007, there were 481 record holders of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends on our common stock. Payments of any cash dividends on our common stock in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors. Our current debt agreements prohibit us from paying dividends on our common stock without the consent of our lenders.

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

(c)
Number of Securities
Remaining Available
for Future Issuance
	(a)	(b)	Under Share-Based
	Number of Securities	Weighted-Average	Compensation Plans
	to be Issued Upon	Exercise Price of	[Excluding Securities
	Exercise of	Outstanding	Reflected in Column
Plan Category	Outstanding Options	Options	(a)]

Share-Based Compensation Plans Approved by Stockholders	4,122,296	$3.49	517,252
Share-Based Compensation Plans Not Approved By Stockholders	—	—	—

Total	4,122,296	$3.49	517,252

Performance Graph

The following line graph compares cumulative total stockholder returns for the period from September 16, 2003 through fiscal year end June 30, 2007 for (1) our common stock; (2) the Nasdaq Composite Index; and (3) the Nasdaq Electronic Components Index. The graph assumes an investment of $100 on September 16, 2003, which was the first day on which our stock was listed on the Nasdaq Stock Market. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Nasdaq Electronic Components Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF 45 MONTH CUMULATIVE TOTAL RETURN*
Among Syntax-Brillian Corporation, The NASDAQ Composite Index
And The NASDAQ Electronic Components Index

*	$100 invested on 9/16/03 in stock or on 8/31/03 in index-including reinvestment of dividends.

Fiscal year ending June 30.

Item 6.	Selected Financial Data

The following table contains selected financial information and is supplemented by the more detailed financial statements and notes thereto included elsewhere in this report. The merger of Brillian Corporation and Syntax Groups Corporation was completed on November 30, 2005. The financial information subsequent to November 30, 2005 reflects the results of the combined company, and the financial information prior to November 30, 2005 reflects the results of Syntax Groups Corporation. The information presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes thereto, which are included elsewhere in this report.

	Fiscal Year End June 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Operations Data:
Net sales	$697,620	$192,990	$82,586	$30,616	$2,428

Cost of sales	573,155	169,096	71,825	28,351	2,690

Gross margin	124,465	23,894	10,761	2,265	(262)

Expenses:
Selling, distribution, and marketing	19,796	8,320	2,801	842	6
General and administrative	32,464	18,123	7,616	2,167	103
Research and development	6,225	4,416	—	—	—

Operating income (loss)	65,980	(6,965)	344	(744)	(371)
Other expense	(18,373)	(11,914)	(283)	(218)	(16)

Income (loss) before taxes	47,607	(18,879)	61	(962)	(387)
Income tax expense (benefit)	17,815	—	78	(357)	(152)

Net income (loss)	$29,792	$(18,879)	$(17)	$(605)	$(235)

Income (loss) per common share:
Basic	$0.51	$(0.46)	$(0.00)	$(0.02)	$(0.01)

Diluted	$.49	$(0.46)	$(0.00)	$(0.02)	$(0.01)

	June 30,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$28,679	$7,375	$1,804	$769	$$297
Total assets	$514,665	$127,656	$37,634	$14,038	$5,045
Total stockholders’ equity	$315,516	$64,802	$8,234	$585	$98
Long-term debt	$—	$3,758	$—	$—	$—
Redeemable convertible preferred stock	$—	$3,432	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Syntax-Brillian Corporation is a leading designer, developer, and distributor of high-definition televisions, or HDTVs, utilizing liquid crystal display, or LCD, and liquid crystal on silicon, or LCoS, technologies. Under our Ölevia brand name, we sell our LCD HDTVs in a broad array of screen sizes as well as our LCoS HDTVs utilizing our proprietary LCoS microdisplay technology to international, national, regional, and online consumer electronics retailers and distributors. Through these sales channels, we sell HDTVs designed to meet the individual needs of a variety of end-user consumers, including consumers in the price-conscious, high-performance, and high-end home theater markets. In order to best address the price and performance requirements of our sales channel customers and end-user consumers, we have established a virtual manufacturing model utilizing components sourced in Asia, third-party contract manufacturers located in Asia, and third-party assemblers located in close proximity to end-user consumers to produce our HDTVs.

In November 21, 2006, we acquired Vivitar, a leading supplier of both digital and film cameras, providing us a broad line of digital imaging products, including digital cameras, point and shoot cameras, 35 millimeter single lens reflex cameras, auto focus cameras, digital video cameras, multimedia players, flash units, binoculars, projectors, and camera accessories. In addition, we offer a broad line of LCoS microdisplay products and subsystems, including LCoS imagers that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, projection applications, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.

We have focused primarily on HDTV products, allowing us to gain market share by leveraging our close supplier relationships to create value for our sales channel customers and ultimately end-user consumers. In order to capture this value effectively, we have created a global virtual manufacturing model to reduce cost and capital expenses and enable us to concentrate on product design, marketing, research and development, and technological advances. In addition, we have developed a deep systems-level expertise, which allows us to deliver a high level of performance and reliability in our LCoS and LCD products. As a result of these factors, we believe our broad range of HDTVs provides an attractive balance of price and performance. To date, we have focused primarily on developing our market position in North America and China. According to DisplaySearch, our market share of LCD television shipments 20” and above in North America increased from 5.6% in the first quarter of 2007 to 6.3% in the second quarter of 2007.

Net Sales.  Our sales result primarily from the sale of LCD HDTVs and digital cameras. We anticipate that in future periods, net sales of digital cameras will represent a smaller percentage of our total net sales on an annualized basis. We also sell LCoS HDTVs and LCoS microdisplays for near-to-eye and projection devices to OEM customers.

Cost of Sales.  Our gross margins for our LCD and LCoS HDTVs and our digital cameras are influenced by various factors, including manufacturing efficiencies, manufacturing yields, manufacturing absorption rates, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. To date, our manufacturing capacity for LCoS imagers has exceeded our manufacturing volume, resulting in the inability to fully absorb the cost of our manufacturing infrastructure. LCoS imager margins will not improve significantly until we run higher volumes.

Selling, Distribution, and Marketing Expense.  Selling, distribution, and marketing expense consists of salaries, commissions, and benefits to sales and marketing personnel; co-op advertising allowances to our customers; and advertising, warehouse, and shipping costs.

General and Administrative Expense.  General and administrative expense consists principally of salaries and benefits to administrative personnel, insurance expense, legal fees, audit and accounting fees, and facilities costs.

Research and Development Expense.  Research and development expense consists principally of salaries and benefits to scientists, engineers, and other technical personnel; related facilities costs; process development costs; and various expenses for projects, including new product development. Research and development expense continues to be very high as we continue to develop our LCoS technology and manufacturing processes and refine our HDTV products.

Related Party Transactions.  On March 9, 2004, in conjunction with our plans to expand our product lines to include home entertainment products, including LCD HDTVs, we entered into a Manufacturing Agreement with Taiwan Kolin Co. Ltd., or Kolin. This Manufacturing Agreement had an initial term of one year and could be extended for up to five additional one-year periods at our option. We elected to extend this Manufacturing Agreement to March 2008. In conjunction with the execution of this Manufacturing Agreement, we also entered into an additional agreement intended to govern the terms pursuant to which we, Kolin, and DigiMedia Technology Co., Ltd., or DigiMedia, the product research and development subsidiary of Kolin, would form a strategic alliance through the acquisition by Kolin of up to 10% of our common stock and the acquisition by us of up to 10% of the common stock of DigiMedia. On March 29, 2006, we sold Kolin 3.0 million shares of our common stock and a warrant to purchase 750,000 shares of our common stock for gross proceeds of $15.0 million. As of fiscal year end June 30, 2007, Kolin and one of its subsidiaries owned a total of 5.1 million shares of our common stock, representing approximately 5.7% of our total outstanding common stock. As a result of the foregoing, Kolin and DigiMedia are considered related parties.

In March 2004, we commenced an arrangement with Kolin that provides us credits on purchases from Kolin. Under the arrangement, we receive vendor allowances from Kolin up to 2.75% of purchases for volume rebates, 3.0% of purchases for providing technical know-how to Kolin and 2.5% of purchases for market development funds. We also receive a 1.0% credit from Kolin for any unfinished products shipped to Nanjing Huahai Display Technology that need further assembly and a per unit credit for the assumption of warranty obligations. These vendor allowances are issued by Kolin monthly based upon units shipped from Kolin. In accordance with the Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” we record these vendor allowances as a reduction to the price of the products purchased. These vendor allowances and credits are recorded upon receipt of the credit given the arrangement is not legally binding. We allocate these vendor allowances to inventory and cost of sales based upon the proportion of units purchased from Kolin that we have sold to our customers and units still in our inventory. Rebates granted by Kolin applicable to goods in transit are recorded as amounts outstanding to Kolin until such goods are received.

Kolin also grants us price protection credits pursuant to which we receive a portion of any credits or rebates that Kolin receives from the suppliers of components incorporated into our HDTVs. Such amounts are recorded when the credits are received because the amounts are unknown until receipt.

As of fiscal year end June 30, 2004, we entered into an agreement with Kolin for reimbursement of warranty costs for units we sold. Since January 2005, we have provided on-site warranty service to consumers through a third party. The cost for this service is billed to us on a case-by-case basis. Kolin has agreed to pay us a pre-determined amount ranging from $10 to $100 per unit to assume the obligation for warranty services, as well as our costs in administering the program and servicing units that cannot be serviced by the on-site warranty service provider. Kolin provides these per-unit credits at the time it ships products to us. We record these reimbursements of warranty credits received from Kolin for units that we have sold to our customers as a reduction to cost of goods sold. We record reimbursements received from Kolin for units that have not been shipped to customers as accrued warranty.

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

We recognize revenue from product sales when persuasive evidence of a sale exists; that is, a product is shipped under an agreement with a customer, risk of loss and title has passed to the customer, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Sales allowances are estimated based upon historical experience of sales returns and are recorded at time of sale.

We record estimated reductions at time of sale to revenue for customer and distributor programs and allowances offerings, including price markdowns, promotions, other volume-based allowances, and expected returns. All discounts and mark-downs are fixed and determinable at time of sale. Future market conditions and product transitions may require us to take actions to increase customer allowances, possibly resulting in an incremental reduction of revenue at the time the allowance is offered. Additionally, certain allowance programs require us to estimate, based on industry experience, the number of customers that will redeem the allowance. We also record estimated reductions to cost of goods sold for end-user rebate programs, returns, and for reimbursement of warranty costs we sold in excess of warranty credit received from our principal manufacturer, Kolin.

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We determine the adequacy of this allowance based on our historical level of write-offs and by regularly evaluating individual customer receivables and considering a customer’s financial condition, payment history, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances could be required.

We write down inventories for estimated obsolescence to estimated market value based on assumptions about future demand and market conditions. In general we write down products in excess of six months of forecasted usage. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

In March 2004, we commenced an arrangement with Kolin that provides us credits on purchases from Kolin. Under the arrangement, we receive vendor allowances from Kolin up to 2.75% of purchases for volume rebates, 3.0% of purchases for providing technical know-how to Kolin, and 2.5% of purchases for market development funds. We also receive a 1.0% credit from Kolin for any unfinished products shipped to Nanjing Huahai Display Technology that need further assembly and a per unit credit for the assumption of warranty obligations. These vendor allowances are issued by Kolin monthly based upon units shipped from Kolin. In accordance with the Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” we record these vendor allowances as a reduction to the price of the products purchased. These vendor allowances and credits are recorded upon receipt of the credit given that the arrangement is not legally binding and we allocate these vendor allowances to inventory and cost of sales based upon the proportion of units purchased from Kolin that we have sold to our customers and units still in our inventory. Rebates granted by Kolin applicable to goods in transit are recorded as amounts outstanding to Kolin until such goods are received.

We assess recoverability of goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires goodwill and other intangible assets with indefinite lives to be tested annually for impairment, unless an event occurs or circumstances change during the year that reduce the fair value of the reporting unit below its book value, in which event, an impairment charge may be required during the year. We have no indefinite lived intangible assets. The annual test requires estimates and judgments by management to determine valuations for each business unit. We have selected June 30 as the date on which we will perform our annual impairment test. We performed our annual impairment test as of June 30, 2007, and concluded that no impairment charge was required. Although we believe our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. Different assumptions related to future cash flows, operating margins, growth rates, and discount rates could result in an impairment charge, which would be recognized as a non-cash charge to operating income and a reduction in asset values on the balance sheet. At fiscal year end June 30, 2007 and June 30, 2006, total goodwill was $27.8 million and $7.0 million, respectively.

Other intangible assets other than goodwill represent acquired customer bases and are amortized over the respective contract terms or estimated life of the customer base, ranging from 4 to 19 years. At fiscal year end June 30, 2007 and June 30, 2006, net intangible assets were $36.4 million and $20.7 million, respectively. We evaluate the nature of each separately identified intangible for both impairment and the term of the estimated life annually unless impairment indicators arise.

Prior to fiscal year 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Effective January 2, 2006, we adopted the provisions of SFAS 123(R) using the modified-prospective transition method. SFAS 123(R) requires companies to recognize the fair value of stock-based compensation transactions in the statement of operations. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. Due to the limited trading history of our common stock following the merger with Syntax Groups, expected stock volatility is based on an analysis of the actual realized historical volatility of our common stock as well as that of our peers. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. For stock options and nonvested share awards subject solely to service conditions, we recognize expense using the straight-line attribution method. For nonvested share awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the straight-line attribution method. In addition, for both stock options and nonvested share awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We had approximately $3.0 million of total unrecognized compensation costs related to stock options at fiscal year end June 30, 2007 that are expected to be recognized over a weighted-average period of 1.5 years.

We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Our deferred tax asset is offset with a valuation allowance to the extent the more-likely-than-not criteria for recovery is not met. In addition, the future reversal of our entire valuation allowance will offset goodwill because it relates to deferred tax assets that were acquired.

We record an income tax valuation allowance when it is more likely than not that certain deferred tax assets will not be realized. These deferred tax items represent expenses or operating losses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The judgments, assumptions and estimates that may affect the amount of the valuation allowance include estimates of future taxable income, timing or amount of future reversals of existing deferred tax liabilities and other tax planning strategies that may be available to us. At June 30, 2007, we provided a valuation allowance for acquired net operating losses that cannot be used during the next three years, based on the annual section 382 limitations.

We record an estimated tax liability or tax benefit for income and other taxes based on what we determine will likely be paid in the various tax jurisdictions in which we operate. We use our best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent upon various matters, including resolution of tax audits, and may differ from amounts recorded. An adjustment to the estimated liability would be recorded as a provision or benefit to income tax expense in the period in which it becomes probable that the amount of the actual liability or benefit differs from the recorded amount.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

We typically warrant our products against defects in material and workmanship for a period of one year from purchase with on-site service provided for certain of our products. The accrued warranty is adjusted to reflect the amount of estimated future cost of providing warranty service on units that have been sold based upon our assessment of the expected future costs of servicing products sold. In developing this estimate we utilize historic cost information applied to units under warranty.

We account for our investments in which we have less than a 20% ownership interest at cost if we do not have control of the board or influence over the operations and annually review such investments for impairment. We account for our investments in which we have a greater than 20% but less than 50% ownership interest under the equity method as long as we do not have the ability to control the operations through voting control or board majority influence. We currently have the following investments:

	% Owned	Method of
Name	By Syntax-Brillian	Accounting

Sino Brillian Display Technology	49.0%	Equity
Olevia Senna do Brazil	19.5%	Cost
Olevia Japan	16.7%	Cost
Nanjing Huahai Display Technology	16.0%	Cost

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements.

	Fiscal Years Ended June 30,
	2007	2006	2005	2004

Net sales	100%	100%	100%	100%
Cost of sales	82.2	87.6	87.0	92.6

Gross profit	17.8	12.4	13.0	7.4
Expenses:
Selling, distribution, and marketing	2.8	4.3	3.4	2.8
General and administrative	4.7	9.4	9.2	7.1
Research and development	0.9	2.3	—	—

	8.4	16.0	12.6	9.9

Operating income (loss)	9.4	(3.6)	0.4	(2.5)
Income tax (expense) benefit	(2.6)	—	(0.1)	1.2
Net income (loss)	4.3%	(9.8)%	—%	(2.0)%

Fiscal year ended June 30, 2007 compared with fiscal year ended June 30, 2006

Net Sales.  Net sales increased 261% to $697.6 million in fiscal year 2007 from $193.0 million in fiscal year 2006. Net sales consisted of LCD HDTV sales of $650.5 million, LCoS product sales of $5.6 million, and digital camera sales of $41.5 million.

LCD HDTV revenue of $650.5 million represented an increase of 240% from $191.2 million for the previous fiscal year. The increase in LCD HDTV revenue was a result of increased unit shipments. During fiscal year 2007, we shipped approximately 1,007,000 units compared with approximately 304,000 units in fiscal year 2006.

Average selling prices for LCD HDTVs increased 4.3% to $641 per unit for the fiscal year 2007 from $627 per unit for the previous fiscal year. The weighted average screen size of units sold for fiscal year 2007 increased to 32.45 inches from 27.74 inches for the previous fiscal year. The average selling price per diagonal inch of screen size was $21.48 and $22.61 for fiscal years 2007 and 2006, respectively.

LCoS revenue for fiscal year 2007 increased 211% to $5.6 million compared with $1.8 million for fiscal year 2006. Fiscal year 2006 only had seven months of LCoS revenue.

Digital camera revenue for fiscal year 2007 was $41.5 million. The acquisition of Vivitar was completed on November 21, 2006; therefore, Vivitar’s sales activity was included in our results only from November 21, 2006 through fiscal year end June 30, 2007.

Net sales in North America totaled $319.4 million, or 45.8% of total net sales, in fiscal year 2007 compared with $157.0 million, or 81.3% of total net sales for, fiscal year 2006. Net sales in Asia totaled $351.0 million, or 50.3% of total net sales, for fiscal year 2007 compared with $35.7 million, or 18.5% of total net sales, for fiscal year 2006. Net sales in Europe totaled $27.2 million, or 3.9% of net sales, for fiscal year 2007 compared with $321,000, or less than 0.2% of net sales, for fiscal year 2006.

Cost of Sales.  Cost of sales was $573.2 million, or 82.2% of net sales, for fiscal year 2007 compared with $169.1 million, or 87.6% of net sales, for fiscal year 2006.

LCD HDTV cost of sales totaled $515.2 million, or 79.2% of LCD HDTV net sales, for fiscal year 2007 compared with $160.0 million, or 83.7% of LCD HDTV net sales, for fiscal year 2006. Cost of sales per diagonal inch of screen size decreased 15.8% to $15.91 for fiscal year 2007 compared with $18.90 for fiscal year 2006. Cost of LCD HDTV sales for fiscal year 2007 and fiscal year 2006 included purchases from Kolin, net of rebates and price protection, totaling $457.5 million and $125.3 million, respectively.

For the fiscal years ended June 30, 2007 and 2006, we received vendor allowances for price protection from Kolin of $55.9 million and $61.0 million, respectively, representing 10.9% and 38.1% of LCD HDTV cost of sales, respectively, which were credited to cost of sales in the period received, as these price protection grants related to inventory purchased from Kolin that had been sold to our customers during the respective periods.

For fiscal year 2007, we recorded cost of sales for LCoS products totaling $19.8 million, or 354% of LCoS net sales, compared with $9.1 million, or 506% of LCoS net sales, for fiscal year 2006. The large negative gross margin in both periods resulted primarily from the low volume of shipments. To date, our LCoS manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to fully absorb the cost of our manufacturing infrastructure. A significant portion of our manufacturing costs are fixed in nature and consist of items such as utilities, depreciation, and amortization. The amounts of these costs do not vary period to period based on the number of units produced and the amounts of these costs cannot be adjusted in the short term. Therefore, in periods of lower production volume, these fixed costs are absorbed by a lower number of units, thus increasing the cost per unit. As a result, we expect it will be difficult to attain significant improvements in gross margins until we can operate at higher production volumes. However we do not believe the production assets are impaired because we continue to increase our sales volume in fiscal 2008, and more fully absorb our fixed manufacturing costs.

Digital camera cost of sales totaled $38.1 million, or 91.8% of digital camera net sales, in fiscal year 2007.

Selling, Distribution, and Marketing Expense.  Selling, distribution, and marketing expenses totaled $19.8 million, or 2.8% of net sales, in the fiscal year ended June 30, 2007 compared with $8.3 million, or 4.3% of net sales, in the previous fiscal year. Selling, distribution, and marketing expense for fiscal year 2007 included $3.4 million of Vivitar expenses. The remainder of the increase in selling, distribution, and marketing expenses for fiscal year 2007 was primarily related to additional headcount resulting from the merger between Syntax Groups and Brillian, advertising expenses, and marketing costs necessary to develop our distribution channel. Advertising expense was $10.6 million and $5.3 million for the fiscal years ended June 30, 2007 and 2006, respectively.

General and Administrative Expense.  General and administrative expense totaled $32.5 million, or 4.7% of net sales, for year 2007 compared with $18.1 million, or 9.4% of net sales, for fiscal year 2006. General and administrative expense of Vivitar totaled $6.0 million from the date of acquisition, November 21, 2006, through fiscal year end June 30, 2007. The remainder of the increase related to salaries and wages, depreciation, bad debt, and legal and accounting expenses.

Research and Development Expense.  Research and development expense totaled $6.2 million for fiscal year 2007 compared with $4.4 million for fiscal year 2006. Research and development costs for fiscal year 2006 only included seven months as research and development expense only began to be incurred upon completion of the merger between Syntax Groups and Brillian on November 30, 2005.

Interest Expense.  In fiscal year 2007, we recorded net interest expense of $18.4 million compared with $11.9 million for fiscal year 2006. In fiscal year 2007, we incurred interest expense related to our credit facility with Preferred Bank and CIT totaling approximately $5.2 million, cash interest expense related to our 9% senior secured debentures of approximately $184,000, and non- cash interest expense and amortization of issuance costs related to our convertible debentures, senior secured debentures, and redeemable convertible preferred stock of approximately $12.9 million. Under generally accepted accounting principles, we are required to measure the value of the warrants issued with debentures and redeemable convertible preferred stock issued and the beneficial conversion feature of the convertible debentures and redeemable convertible preferred stock issued. The resulting values are recorded as a discount to the debentures and redeemable convertible preferred stock with a corresponding increase in additional paid-in capital. The original discount to the convertible debentures was equal to their face value of $7.5 million and the original discount to the senior secured debentures was $1.4 million. The original discount and beneficial conversion feature to the redeemable convertible preferred stock was $11.6 million. At June 30 2007, all convertible debentures, senior secured debentures, and redeemable preferred stock had been extinguished through conversion.

Income Taxes.  We record income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”. We recognize income tax expense as we recognize taxable net income on a financial reporting basis, to the extent net income exceeds our tax loss carryforwards.

We recorded income tax expense of $17.8 million for fiscal year 2007, compared to $0 for fiscal year 2006. Our effective tax rate was 37.4% for fiscal year 2007 and was lower than the typical blended federal and state rate of 40% due to changes in our valuation allowance on deferred tax assets that were reduced due to current year profits. The benefit was largely offset by the negative impact on non-deductible interest costs on our redeemable convertible preferred stock. Fiscal year 2006 had a net operating loss and no tax expense was recorded. At fiscal year end June 30, 2007, we had a valuation allowance on our deferred tax assets of $14.2 million compared to $21.4 million at fiscal year end June 30, 2006. All of this amount is related to net operating losses incurred by Brillian prior to the merger with Syntax Groups and by Vivitar prior to its acquisition by Syntax-Brillian.

Net Income (Loss).  Net income was $29.8 million in fiscal year 2007 compared with a net loss of $18.9 million in fiscal year 2006. The increase for the current period was due primarily to increased shipments of LCD HDTV’s with higher gross margins.

Fiscal year ended June 30, 2006 compared with fiscal year ended June 30, 2005

Net Sales.  Net sales were $193.0 million for fiscal year 2006 compared with $82.6 million for fiscal year 2005. Net sales for fiscal year 2006 consisted of LCD HDTV sales of $191.2 million and LCoS sales of $1.8 million. All sales for fiscal year 2005 consisted of LCD HDTV sales. The increase in LCD HDTV revenue was a result of increased unit shipments. For the fiscal year ended June 30, 2006, we shipped approximately 304,000 units compared with 120,000 units for the fiscal year ended June 30, 2005. The merger with Syntax Groups was completed on November 30, 2005 and, therefore, the LCoS revenue was only included from December l, 2005 onward.

Average selling prices for LCD HDTVs decreased 8.6% to $627 per unit for fiscal year 2006 from $686 per unit for fiscal year 2005. The weighted average screen size of units sold for fiscal year 2006 increased to 27.74 inches from 25.4 inches for fiscal year 2005. The average selling price per diagonal inch of screen size decreased 16% to $22.61 per inch for fiscal year 2006 from $27.00 per inch for fiscal year 2005.

Cost of Sales.  Total cost of sales was $169.1 million, or 87.6% of net sales, for fiscal year 2006 compared with $71.8 million, or 87.0% of net sales, for fiscal year 2005.

Cost of LCD HDTV sales was $160.0 million, or 83.7% of LCD HDTV sales, for fiscal year 2006 compared with $71.8 million, or 87% of LCD HDTV sales, for fiscal year 2005. The increase in LCD HDTV gross margins was a result of higher selling volumes, increased brand awareness, and dramatic cost reductions in the components used to assemble LCD HDTVs, including LCD panels. Cost of sales per unit decreased 12.1% to $524 for fiscal year 2006 from $596 for fiscal year 2005. Cost of sales per diagonal inch of screen size decreased 19.5% to $18.90 for fiscal year 2006 from $23.48 for fiscal year 2005. Cost of sales includes purchases from Kolin, net of rebates, totaling $125.3 for the fiscal year ended June 30, 2006 and $55.9 million for the fiscal year ended June 30, 2005.

Cost of LCoS net sales was $9.1 million, or 503% of LCoS sales, for fiscal year 2006. Cost of LCoS net sales was included from December 1, 2005 onward as the merger between Syntax Groups and Brillian closed on November 30, 2005. There were no LCoS net sales for fiscal year 2005. The large negative gross margin in the period resulted primarily from the low volume of shipments and low manufacturing yields in the shipped products.

For the fiscal years ended June 30, 2006 and 2005, we received credits for price protection from Kolin of $61.0 million and $27.9 million, representing 27.2% and 25.4% of actual purchases from Kolin, respectively, which were credited to cost of sales in the period received as these price protection grants related to inventory purchased from Kolin that had been sold to our customers during the respective periods. As of the fiscal year end June 30, 2006, the amount of the reduction in the value of inventory purchased from Kolin and the corresponding reduction in the accounts payable balance due to Kolin was $2.1 million.

As of the fiscal year end June 30, 2006, accrued warranty was $4.8 million. Recognized reimbursements for warranty expenses, which are recorded as a reduction in cost of sales, totaled $4.8 million for the fiscal year ended June 30, 2006 compared with $1.1 million for the fiscal year ended June 30, 2005.

Between May 2005 and September 2005, we purchased tuners and AV module components used in the assembly of LCD HDTVs from the Riking Group, a Hong Kong-based exporter and a related party. For the fiscal year ended June 30, 2006, purchases from Riking totaled $885,000.

Selling, Distribution, and Marketing Expense.  Selling, distribution, and marketing expenses totaled $8.3 million, or 4.3% of net sales, for the fiscal year ended June 30, 2006 compared with $2.8 million, or 3.4% of net sales, for the fiscal year ended June 30, 2005. The increase in selling, distribution, and marketing expenses for fiscal 2006 was primarily related to increased advertising expenses and other marketing costs necessary to develop our distribution channel and additional personnel costs resulting from the merger between Syntax Groups and Brillian. Advertising expense totaled $5.3 million for the fiscal year ended June 30, 2006 compared with $1.7 million for the fiscal year ended June 30, 2005.

General and Administrative Expense.  General and administrative expense totaled $18.1 million for fiscal year 2006 compared with $7.6 million for fiscal year 2005. The increase was a result of additional personnel costs resulting from the merger between Syntax Groups and Brillian, recognition of stock-based compensation expense related to the adoption of SFAS 123R, and increased costs associated with being a public company, including directors’ and officers’ insurance and legal and accounting fees.

Research and Development Expense.  Research and development expense totaled $4.4 million for fiscal year 2006. Research and development expense began to be incurred upon completion of the merger between Syntax Groups and Brillian on November 30, 2005. There was no such expense for the previous fiscal year.

Interest Expense.  For fiscal year 2006, we recorded net interest expense of $11.9 million compared with $283,000 for fiscal year 2005. For fiscal year 2006, we incurred interest expense related to our credit facility with Preferred Bank totaling approximately $1.4 million, cash interest expense related to our 9% senior secured debentures of approximately $216,000, and non-cash interest expense and amortization of issuance costs related to our convertible debentures, senior secured debentures, and redeemable convertible preferred stock of approximately $10.0 million.

Income Taxes.  Since completion of the merger between Syntax Groups and Brillian on November 30, 2006, through fiscal year end June 30, 2006, we have not reached profitability on an annual basis. Therefore, on fiscal year end June 30, 2006, we established a valuation allowance of approximately $21.4 million against the deferred tax assets as of fiscal year end June 30, 2006. When it becomes more likely than not that the deferred tax assets will be realized, we will reduce the valuation allowance and begin to recognize the deferred tax asset as a tax benefit in our statement of operations.

There were approximately $59.8 million and $30.4 million of federal and state net operating loss carryovers, respectively, as of fiscal year June 30, 2006. The usage of these losses may be subject to an annual Section 382 limitation since Brillian went through an ownership change as a result of the merger with Syntax Groups. Because of continuing losses and failure to reach profitable operations, we have established reserves against deferred tax assets.

Net Loss.  Net loss was $18.9 million for fiscal year 2006 compared with a net loss of $17,000 for fiscal year 2005.

Quarterly Results of Operations

In September 2007 the Company announced that in conjunction with its fiscal 2007 year-end closing certain items were identified which required an adjustment on a year to date basis. The effect of these adjustments when applied to the previously reported quarterly results of operations for fiscal 2007 are set forth below. See Note T to Consolidated Financial Statements for further discussion. The following table summarizes the unaudited consolidated fiscal year end results of operations as originally reported and restated the fiscal year ended 2007 as well as quarterly results for 2006 (in thousands): We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes thereto, which are incorporated by reference in this report. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarters Ended
	2007				2006
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(In thousands, except per share data)

Net sales	$205,262	$162,880	$242,458	$87,020	$59,807	$45,671	$60,155	$27,357
Cost of sales	171,260	132,964	200,379	68,552	52,523	41,514	53,321	21,738

Gross profit	34,002	29,916	42,079	18,468	7,284	4,157	6,834	5,619
Expenses:
Selling, distribution, and marketing	5,160	5,652	5,853	3,131	2,867	2,527	1,988	937
General and administrative	11,596	9,229	7,521	4,117	4,477	4,060	4,460	5,127
Research and development	1,398	1,475	1,950	1,402	1,853	1,936	627	—

	18,154	16,356	15,324	8,650	9,197	8,523	7,075	6,064

Operating income (loss)	15,848	13,560	26,755	9,818	(1,913)	(4,366)	(241)	(445)
Other income (expense)	(2,898)	(4,949)	(7,297)	(3,230)	(3,585)	(7,046)	(991)	(292)
Income tax (expense) benefit	(4,926)	(3,584)	(7,111)	(2,194)	—	—	(79)	79

Net income (loss)	$8,024	$5,027	$12,347	$4,394	$(5,498)	$(11,412)	$(1,311)	$(658)

Net income (loss) per common share:
Basic	$0.11	$0.08	$0.23	$0.09	$(0.11)	$(0.26)	$(0.04)	$(0.05)

Diluted	$0.11	$0.08	$0.21	$0.08	$(0.11)	$(0.26)	$(0.04)	$(0.05)

The following table presents the percentage of net sales of certain items in our financial statements for each of the eight quarters in the period ended June 30, 2007.

	Quarters Ended
	2007				2006
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.4	81.6	82.7	78.8	87.8	90.9	88.6	79.5

Gross profit	16.6	18.4	17.3	21.2	12.2	9.1	11.4	20.5
Expenses:
Selling, distribution, and marketing	2.5	3.5	2.4	3.6	4.8	5.5	3.3	3.4
General and administrative	5.6	5.7	3.1	4.7	7.5	8.9	7.5	18.7
Research and development	0.7	0.9	0.8	1.6	3.1	4.3	1.0	—

	8.9	10.1	6.3	9.9	15.4	18.7	11.8	22.1

Operating income (loss)	7.7	8.3	11.0	11.3	(3.2)	(9.6)	(0.4)	(1.6)
Other income (expense)	(1.4)	(3.0)	(3.0)	(3.7)	(6.0)	(15.4)	(1.7)	(1.1)
Income tax (expense) benefit	(2.4)	(2.2)	(2.9)	(2.5)	—	—	(0.1)	0.3

Net income (loss)	3.9%	3.1%	5.1%	5.1%	(9.2)%	(25.0)%	(2.2)%	(2.4)%

Like many businesses in the consumer electronics industry, our business experiences seasonality in both our revenue and cost of sales. A large percentage of our annual sales volume occurs during the year-end holiday season and during the Chinese New Year. As a result of the effects of seasonality, our inventory levels and other working capital requirements generally begin to increase beginning in the second annual quarter and into the third annual quarter of each fiscal year. Since our sales peak in the fourth annual calendar quarter, our accounts receivable are highest at the end of the calendar year and into the first calendar quarter. We anticipate that this seasonal impact on our business is likely to continue.

Liquidity and Capital Resources

At fiscal year end June 30, 2007, we had $28.7 million of cash and cash equivalents compared with $7.4 million of cash and cash equivalents at fiscal year end June 30, 2006.

Net cash used by operating activities for the fiscal year ended June 30, 2007 was $194.1 million, compared with $38.8 million net cash used by operating activities for the prior fiscal year. The operating cash outflow for the fiscal year ended June 30, 2007 was primarily a result of increases in accounts receivable, inventory, and deposits made for both inventory and tooling, which were partially offset by increases in accounts payable, income taxes payable, for accrued warranty, and net income. The operating cash outflow for the fiscal year ended June 30, 2006 was primarily a result of the net loss and increases in accounts receivable and due from factor, inventory, and supplier deposits, and decreases in payables. The large increase in accounts receivable for the fiscal year ended June 30, 2007 was primarily a result of the significant increase in net sales to SCHOT during fiscal year 2007. We grant payment terms to SCHOT of net 120 days, which is customary in the region. As of fiscal year end June 30, 2007, accounts receivable from SCHOT totaled $138.1 million, all of which were current. From July 1, 2007 through September 11, 2007, we collected an additional $26.5 million of these accounts receivable, but as of September 4, 2007, $14.8 million of the accounts receivable from SCHOT were past due.

Net cash used by investing activities for the year ended June 30, 2007 was $832,000 compared with $9.8 million for the comparable period of the prior year. Net cash used by investing activities for the year ended June 30, 2007 included the purchase of a manufacturing license for $5.6 million, purchases of equipment of $844,000, and investments in a joint venture of $1.1 million. Offsetting these investments were the sales of investments and fixed assets totaling $625,000 and cash received from the acquisition of Vivitar of $6.0 million. Net cash used by investing activities for the year ended June 30, 2006 included merger costs of $2.0 million, purchases of equipment of $6.8 million, and investments of $883,000.

Net cash provided by financing activities for the fiscal year ended June 30, 2007 was $215.8 million compared with $54.1 million for the fiscal year ended June 30, 2006. Net cash provided by financing activities for the fiscal year ended June 30, 2007 consisted primarily of the proceeds of a public offering in May 2007 of our common stock, private placements of our common stock, stock purchases under our employee stock purchase plan, and the exercise of options and warrants, which provided a total of $173.2 million. In addition, bank loans provided $307.1 million, and repayments of bank loans used $259.7 million. We used $4.8 million to repay notes payable and long-term debt. Net cash provided by financing activities in fiscal year 2006 consisted primarily of net cash proceeds from the issuance of our 6% redeemable convertible preferred stock of $14.6 million, net cash proceeds from our issuance of common stock of $14.8 million, and proceeds from bank loans of $18.8 million. Warrant exercises, stock option exercises, and shares issued pursuant to our Employee Stock Purchase plan provided a total of $1.6 million; net transfers from Syntax Groups Corporation provided $4.2 million; and the net of issuances and repayments of notes payable and other long-term debt provided $189,000.

We have historically funded our operations and operating cash outflows through the use of notes payable and bank lines of credit with a borrowing base calculated as a percentage of eligible accounts receivable as explained below, and through the issuance of long-term debt, preferred stock, and common stock.

We believe the cash from operations and our credit facilities will be sufficient to sustain our operations at the current level for the next 12 months. However, if we continue to experience rapid revenue growth, especially in Asia where collection cycles are longer, additional capacity under accounts receivable lines of credit or other sources of financing, such as long-term debt or equity financing, will be necessary. We are currently negotiating with multiple financing sources for lines of credit with significantly increased borrowing capacity. Although there can be no assurance that the desired financing will be available on favorable terms, or at all, we believe that we will be able to obtain the desired financing to continue to fund our business, including the anticipated growth, for at least the next 12 months. If sufficient additional financing is not available, we would need to curtail our growth rate in order to have sufficient cash to continue our operations.

In addition to financing our operations and growth, our suppliers and contract manufacturers, including Kolin, will need access to working capital in increasing amounts in order to finance the purchase of components and manufacturing operations to support our anticipated growth. We refer to this financing need as supply chain financing. We believe that our suppliers and contract manufacturers, including Kolin, have access to sufficient working capital financing, including significant bank lines of credit, to support our anticipated growth. However, if demand for our products continues to exceed the financial capacity of our supply chain partners and if sufficient supply chain financing is not available to our suppliers and contract manufacturers, we would need to curtail our growth rate in order to have access to sufficient supply of product.

As of fiscal year end June 30, 2007, we were party to business loan agreements with various financial institutions as follows:

Preferred Bank

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

We also entered into a second note, the Promissory Note — Variable Rate, in the principal amount of $2.0 million that is secured by personal guarantees of three of our directors and/or executive officers and by the Vice Chairman of Kolin. This note bears interest at Preferred Bank’s prime rate plus 0.50% and matures on November 5, 2007.

On June 26, 2007, these two notes were replaced by a new promissory note in favor of Preferred Bank in the total amount of $17.8 million. This new promissory note bears interest at Preferred Bank’s prime rate plus 0.50% and matures on January 7, 2008. This promissory note is secured by a cash collateral account maintained by Kolin in the amount of $15.8 million and $2.0 million of the amount is secured by personal guarantees of three of our directors and/or executive officers and by the Vice Chairman of Kolin.

On December 13, 2006, we entered into an amended and restated business loan and security agreement with Preferred Bank and Third Amended and Restated Promissory Note — Variable Rate primarily to increase our existing credit line to the lesser of $55.0 million or our Borrowing Base (as defined in the amended loan agreement) until February 28, 2007. The expiration date of this loan and security agreement was subsequently extended until March 5, 2008. The total amount of borrowings permitted under the amended loan agreement is subject to the following limitations: (a) $5.0 million for the issuance of letters of credit, and (b) up to $50.0 million for general working capital. The borrowings under the facility continue to bear interest at Preferred Bank’s prime rate plus 0.50%.

On July 26, 2007, we entered into an amended and restated business loan and security agreement with Preferred Bank and Fifth Amended and Restated Promissory Note — Variable Rate to increase our existing credit line to the lesser of $75 million or our Borrowing Base (as defined in the amended loan agreement). The expiration date of this loan and security agreement is December 5, 2008. The total amount of borrowings permitted under the amended loan agreement is subject to the following limitations: (a) $10 million for the issuance of letters of credit, and (b) up to $65 million for general working capital. The borrowings under the facility continue to bear interest at Preferred Bank’s prime rate plus 0.50%.

On July 26, 2007, we also amended $2.0 million of the $17.8 million promissory note that is secured by the personal guarantees of certain of our directors and/or executive officers and by the Vice Chairman of Kolin. The amount of borrowings permitted under this note subject to the personal guarantees was increased from $2.0 million to $4.0 million and matures on December 5, 2008.

CIT Group/Commercial Services

On November 22, 2006, we entered into an amended and restated factoring agreement with The CIT Group/Commercial Services, Inc., or CIT. Under the factoring agreement, we sell and assign collection of our accounts receivable to CIT, subject to CIT’s approval, and CIT assumes the credit risk for all accounts approved by CIT. We pay fees to CIT of 0.30% or 0.20% of gross invoice amounts, depending on whether CIT assumes credit risk, plus 0.25% for each 30-day period in which invoices are outstanding, subject to a minimum fee per calendar quarter of $112,500. Of these factored accounts, 60% of all proceeds received from CIT for factored accounts are applied to advances under our credit facility with Preferred Bank. In addition, we may request that CIT advance us up to $15.0 million based on the accounts receivable of two of our customers. We granted a security interest in our accounts receivable to CIT to secure our obligations to CIT under the factoring agreement.

On April 26, 2007, we entered into a term loan agreement with CIT for a loan in the principal amount of $20 million. The loan bears interest at prime plus 0.5% with interest paid monthly. All amounts outstanding under this loan mature on the earliest to occur of (i) September 30, 2007, (ii) the closing of a financing with CIT or other third party, or (iii) the date of any new equity financing. This loan is secured by CIT’s existing lien on our accounts receivable and other assets under our factoring agreement and is also personally guaranteed by two of our directors and executive officers and the Vice Chairman of Kolin. This loan was repaid in May 2007 from the proceeds of our public offering.

DBS Bank, Ltd.

On December 26, 2006, our wholly owned subsidiary, Vivitar, entered into a business loan agreement with DBS Bank, Ltd., or DBS. The loan agreement provided for a credit facility to Vivitar of up to $20.0 million, depending on various factors. The DBS loan was paid off and the credit agreement was terminated by us on May 4, 2007.

Amounts outstanding under the various credit agreements described above were as follows (in thousands):

	June 30,	June 30,
	2007	2006

Preferred Bank $55 million promissory note	$49,276	$—
Preferred Bank $17.8 million promissory note	17,800	—
CIT $15 million credit facility	11,063	—
Previous Preferred Bank credit facility	—	30,800

Total	$78,139	$30,800

Aggregate Contractual Obligations and Commercial Commitments

The following table lists our contractual commitments as of fiscal year end June 30, 2007 (in thousands):

		Less than 1			More than
	Total	Year	1-3 Years	4-5 Years	5 Years

Loans payable — bank	78,139	78,139	—	—	—
Advertising commitments	41,249	16,466	24,783	—	—
Purchase orders	22,999	22,999	—	—	—
Facilities leases	16,767	4,039	9,843	2,885	—

Total	159,154	121,643	34,626	2,885	0

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Impact of Recently Issued Standards

Recent Accounting Pronouncements.  In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R),” that became effective beginning July 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) will be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not affect our consolidated financial statements and is not expected to have a material effect in the future on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of assessing the impact the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We adopted SFAS 108 in our fiscal year beginning July 1, 2007. The adoption of this Statement did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement 157.” We will adopt SFAS 159 in the fiscal year beginning July 1, 2008. We are currently in the process of assessing the impact the adoption of SFAS 159 will have on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement 157.” We will adopt SFAS 159 in the fiscal year beginning July 1, 2008. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At fiscal year end June 30, 2007, we did not participate in any derivative financial instruments or other financial or commodity instruments for which fair value disclosure would be required under SFAS No. 107. We hold no investment securities that would require disclosure of market risk.

Primary Market Risk Exposures

We are subject to market risk associated with changes in interest rates, foreign currency exchange rates, credit risks, and our equity investments, as discussed more fully below. In order to manage the volatility relating to our more significant market risks, we may enter into hedging arrangements. We do not execute transactions or hold derivative financial instruments for speculative or trading purposes. We do not anticipate any material changes in our primary market risk exposures in fiscal year 2008.

Interest Rate Risk

At fiscal year end June 30 2007, we had outstanding balances under our lines of credit of approximately $78.1 million. These credit facilities bear interest at the prime rate (8.25% at June 30, 2007) plus 0.5%. On fiscal year end June 30, 2007, our credit limit under this facility was $87.8 million. If we were to borrow the full $87.8 million, a 1% increase in the prime rate would result in incremental estimated annual interest expense of $878,000 annually.

Foreign Currency Risk

We recorded approximately $3.9 million of revenue denominated in Canadian dollars for the fiscal year ended June 30, 2007. We recorded a $51,323 foreign currency exchange loss for the fiscal year ended June 30, 2007. We will be exposed to foreign currency exchange gains and losses with our international Vivitar offices, which are located in France and the United Kingdom, and to a lesser extent, in Hong Kong.

Credit Risk

We are exposed to credit risk on accounts receivable through the ordinary course of business, and we perform ongoing credit evaluations. With the exception of SCHOT, concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base. Our accounts receivable from SCHOT totaled $138.1 million at fiscal year end June 30, 2007. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risk.

Equity Price Risk

We hold investments in capital stock of privately held companies. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that is other-than-temporary. From inception through fiscal year end June 30, 2007, we have not recorded any impairment losses on strategic investments. As of fiscal year end June 30, 2007, our strategic investments had a carrying value of $1.5 million, and we determined that there was no impairment in these investments at that date. We cannot assure you that our investments will have the above-mentioned results, or that we will not lose all or any part of these investments.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses set forth below, our disclosure controls and procedures were ineffective as of June 30, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether our internal control over financial reporting is effective.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on these review activities, our management concluded that our internal control over financial reporting was ineffective as of June 30, 2007 because of the following material weaknesses:

Inventory Process — Controls over physical inventory receiving, counting and movement as well as inventory cut-off, and valuation were inadequate.

Revenue Process — Controls over the revenue recognition cut-off were inadequate. Our revenue cut-off procedures at June 30, 2007 improperly reversed product in transit that should have been recorded as sales in the appropriate accounting period.

Income Tax Provision Process — Controls over the review and preparation of our income tax provision were inadequate. Our provision improperly understated our income taxes payable balance by a material amount.

Financial Statement Close Procedures — Our independent registered public accounting firm identified a number of adjustments which were in addition to those relating to the material weaknesses identified above. This has caused us to conclude that controls related to our analysis, evaluation, and review of the Company’s 2007 financial information which gave rise to the adjustments has resulted in a material weakness. The specific control deficiencies consisted of:

•	The review and analysis of the subjective areas of reserves and allowances has insufficient controls over certain subjective estimates in evaluating the propriety of the related ending balances. The review control did not call for a critical evaluation of the inputs that should be used in the estimation process to evaluate the propriety of the period ending balances which weakness resulted in material reductions to the related allowance for doubtful accounts and warranty reserve in the Company’s 2007 financial statements.

•	An inappropriate level of review of certain significant financial statement accounts and financial statement disclosures in non-subjective areas to verify the propriety of the recorded and reported amounts; insufficient analysis, documentation, review, and oversight of the financial statements of foreign subsidiary financial information during consolidation; and

•	Insufficient staffing of the accounting and financial reporting function.

In aggregate, these control deficiencies result in a more than remote likelihood that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected in a timely manner. The foregoing material weakness resulted in adjustments to certain accounts in the Company’s 2007 financial statements, including fixed assets, other current and long-term assets, accounts payable, accrued liabilities and other operating expenses.

Because of the material weaknesses described above, management’s assessment is a conclusion that, as of June 30, 2007, our internal control over financial reporting was not effective based on the COSO criteria. The effectiveness of internal control over financial reporting as of June 30, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s attestation report on the effectiveness of our internal control over financial reporting is included on page F-4 of this report.

On November 21, 2006, the Company completed the acquisition of Vivitar, Inc. The 2007 consolidated financial statements of Vivitar constituted $39.3 million and $20.7 million of total assets and net assets, respectively, as of June 30, 2007 and $41.4 million and $3.7 million of revenues and net loss, respectively for the year ended June 30, 2007. We have not yet completed our evaluation of the design and operation of the disclosure controls and procedures for this consolidated subsidiary as of June 30, 2007. We did not assess the effectiveness of internal control over financial reporting at this entity because we delayed our assessment based on time and resource constraints until our internal audit of the documented controls is completed as allowed by Securities and Exchange Commission rules. We expect to complete such evaluation fiscal 2008.

Remediation of Material Weaknesses

Management considers the outstanding material weaknesses, as well as the overall control environment, seriously and is in the process of implementing remediation plans to address our material weaknesses. Management is in the process of taking the following actions to improve our internal controls over financial reporting:

1.	Inventory remediation includes the following changes to our inventory receiving, physical counting and cut-off procedures:

a.	New senior management has been hired to control inventory and warehousing, including contract manufacturers who utilize our inventories; and

b.	Written confirmations are being obtained from contract manufacturers disclosing all 3rd party owned inventory locations; and

c.	Senior management has implemented new policies and procedures for receiving and recording all inbound inventory receipts; and

d.	Senior management is confirming overseas supplier shipments-in-transit monthly.

2.	Revenue remediation includes the following changes to our revenue cut-off procedures:

a.	Management has implemented new cut-off testing procedures based on recommendations by our independent registered public accounting firm; and

b.	Management plans to independently verify receipt dates for material shipments.

3.	Income tax provision process remediation will include:

a.	Management has hired a third party firm to assist us with provision preparation; and

b.	Processes are being implemented to determine appropriate tax considerations are included in the tax provision preparation.

4.	Financial close procedure remediation includes the following changes to our processes and controls:

a.	Reserves and Allowances Process remediation will include:

i.	Management is re-evaluating methodologies used to compute judgmental reserves and allowances and their related assumptions. The basis for the assumptions is being reviewed and consideration is being given to the way data is accumulated; and

ii.	Management’s review process of the judgmental reserves is being evaluated as is the appropriateness of review levels.

b.	Management is implementing enhanced account reconciliation and review disciplines; and

c.	Management will be enhancing our closing procedures by assigning responsibilities for the accumulation and review of information; and

d.	Staffing levels are in the process of being reviewed to assess the depth of skill set and optimum number of personnel to have in the various accounting and reporting functions to address this matter.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1. “Business — Executive Officers” of this report.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(2) See Index to Financial Statements for financial statement schedules.

(b) Exhibits

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Reorganization, dated as of July 12, 2005, by and among the Registrant, BRMC Corporation, and Syntax Groups Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
2.2	Agreement and Plan of Reorganization, dated as of October 27, 2006, among the Registrant, SBV-AC Corporation, Vivitar Corporation, and Great Step Co., Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2006, as filed with the SEC on November 1, 2006)
3.1	Certificate of Incorporation of the Registrant (Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 1) as filed with the SEC on June 27, 2003)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 4) as filed with the SEC on September 3, 2003)
3.3	Bylaws of the Registrant (Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 1) as filed with the SEC on June 27, 2003)
3.4	Certificate of Designation of 6% Redeemable Convertible Preferred Stock (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005, as filed with the SEC on January 3, 2006)
3.5	Certificate of Amendment to Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 17, 2006, as filed with the SEC on March 21, 2006)
4.1	Specimen of Common Stock Certificate (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2005, as filed with the SEC on December 6, 2005)
4.2	Rights Agreement between the Registrant and The Bank of New York, as Rights Agent, including Form of Right Certificate (Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 4) as filed with the SEC on September 3, 2003)
4.5	Registration Rights Agreement, dated as of April 18, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Bushido Capital Master Fund LP, SRG Capital LLC, and Regenmacher Holdings Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 20, 2005, as filed with the SEC on April 26, 2005)
4.6	Registration Rights Agreement, dated as of July 12, 2005, by and among the Registrant, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, Gryphon Master Fund, L.P., GSSF Master Fund, L.P., and Regenmacher Holdings Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
4.8	Form of Warrant issued on July 12, 2005 to Enable Growth Partners, LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, Gryphon Master Fund, L.P., GSSF Master Fund, L.P., and Regenmacher Holdings Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
4.12	Amendment No. 1 to Rights Agreement, dated as of November 8, 2005, between the Registrant and The Bank of New York, as Rights Agent (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2005, as filed with the SEC on November 10, 2005)

Exhibit
Number	Exhibit

4.13	Form of warrant issued in connection with the Securities Purchase Agreement dated as of December 28, 2005 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005, as filed with the SEC on January 3, 2006)
4.14	Registration Rights Agreement, dated as of December 29, 2005, by and among the Registrant and the purchasers named therein (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005, as filed with the SEC on January 3, 2006)
4.15	Specimen of 6% Redeemable Convertible Preferred Stock Certificate (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2005, as filed with the SEC on February 21, 2006)
4.16	Warrant issued in connection with the Securities Purchase Agreement dated as of March 29, 2006 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 29, 2006, as filed with the SEC on April 3, 2006)
4.17	Registration Rights Agreement, dated as of March 29, 2006, between the Registrant and Taiwan Kolin Co. Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 29, 2006, as filed with the SEC on April 3, 2006)
4.18	Form of warrant issued in connection with the Securities Purchase Agreement dated as of December 7, 2006 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2006, as filed with the SEC on December 7, 2006)
4.19	Form of warrant issued in connection with the Securities Purchase Agreement dated as of March 27, 2007 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 27, 2007, as filed with the SEC on April 2, 2007)
10.4	Amended and Restated Lease, effective as of January 1, 2007, between Papago Paragon Partners, L.L.C. and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2007, as filed with the SEC on July 25, 2007)
10.6	2003 Incentive Compensation Plan, as amended through March 1, 2007*
10.7	Profit Sharing/401(k) Plan (Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 4) as filed with the SEC on September 3, 2003)
10.8	2003 Employee Stock Purchase Plan (Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-108363) as filed with the SEC on August 29, 2003)
10.9	Form of Indemnity Agreement for directors and executive officers (Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 1) as filed with the SEC on June 27, 2003)
10.24	Stockholders’ Voting Agreement, dated as of July 12, 2005, by and among the Registrant, Vincent Sollitto, Wayne Pratt, Ching Hua Li, Man Kit Chow, Roger Kao, Tzu Ping Ho, Lily Lay Taiwan Kolin Company Limited, Lin-Li Wu, and Michael Chan (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
10.25	Employment Agreement by and between the Registrant and Vincent Sollitto (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
10.26	Employment Agreement by and between the Registrant and Wayne Pratt (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
10.27	Employment Agreement by and between the Registrant and James Li (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
10.28	Employment Agreement by and between the Registrant and Thomas Chow (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
10.29	Employment Agreement by and between the Registrant and Michael Chan (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
10.30	Employment Agreement by and between the Registrant and Robert Melcher (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)

Exhibit
Number		Exhibit

10.36		Securities Purchase Agreement, dated as of December 28, 2005, among the Registrant and the purchasers named therein (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005, as filed with the SEC on January 3, 2006)
10.37		Syntax Groups Corporation 2005 Stock Incentive Plan 2005 Deferred and Restricted Stock Plan (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-132479) as filed with the SEC on March 16, 2006)
10.38		Amended and Restated Business Loan and Security Agreement, dated as of December 13, 2006 and as amended February 21, 2007, by and among Preferred Bank, the Registrant, Syntax Groups Corporation, and Syntax Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2007, as filed with the SEC on May 11, 2007)
10	.38(a)	Second Amendment to Amended and Restated Business Loan and Security Agreement, dated as of July 26, 2007, by and among Preferred Bank, the Registrant, Syntax Groups Corporation, and Syntax Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 30, 2007)
10.39		Change in Terms Agreement, dated as of December 14, 2005, among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2005, as filed with the SEC on February 21, 2006)
10.40		Second Amendment to Business Loan and Security Agreement, dated as of January 31, 2006, among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2005, as filed with the SEC on February 21, 2006)
10.41		Form of Continuing Guaranty entered into in connection with Exhibit 10.40, and schedule listing signatories (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2005, as filed with the SEC on February 21, 2006)
10.42		Securities Purchase Agreement, dated as of March 29, 2006, between the Registrant and Taiwan Kolin Co. Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 29, 2006, as filed with the SEC on April 3, 2006)
10.43		Securities Purchase Agreement, dated as of December 1, 2006, between the Registrant and the purchasers named therein (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2006, as filed with the SEC on December 7, 2006)
10.44		Registration Rights Agreement, dated as of December 7, 2006, between the Registrant and the purchasers named therein (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2006, as filed with the SEC on December 7, 2006)
10.45		Amended and Restated Factoring Agreement, dated as of November 22, 2006, between The CIT Group/Commercial Services, Inc. and Syntax Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 22, 2006, as filed with the SEC on December 28, 2006)
10.46		Amended and Restated Promissory Note-Variable Rate issued on December 1, 2006 by Syntax Groups Corporation and Syntax Corporation in favor of Preferred Bank (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 22, 2006, as filed with the SEC on December 28, 2006)
10.47		Amended Promissory Note-Variable Rate issued on July 26, 2007 by Syntax Groups Corporation and Syntax Corporation in favor of Preferred Bank (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 30, 2007)
10.48		Form of Continuing Guaranty between Preferred Bank and each of James Ching Hua Li, Roger Kao, Thomas Man Kit Chow, and Michael K. Chan, each dated December 1, 2006 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 22, 2006, as filed with the SEC on December 28, 2006)
10.49		Fifth Amended and Restated Promissory Note-Variable Rate issued on July 26, 2007 by the Registrant, Syntax Groups Corporation, and Syntax Corporation in favor of Preferred Bank (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 30, 2007)

Exhibit
Number	Exhibit

10.50	Business Loan Agreement (Asset Based), dated December 26, 2006, between Vivitar Corporation and DBS Bank Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 26, 2006, as filed with the SEC on January 3, 2007)
10.51	Promissory Note dated December 26, 2006 by Vivitar Corporation in favor of DBS Bank Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 26, 2006, as filed with the SEC on January 3, 2007)
10.52	Commercial Security Agreement, dated December 26, 2006, between Vivitar Corporation and DBS Bank Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 26, 2006, as filed with the SEC on January 3, 2007)
10.53	Manufacturing Agreement, dated March 9, 2004, between Syntax Groups Corporation and Taiwan Kolin Company Limited as amended on March 12, 2004, February 1, 2005, and May 7, 2007 (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2007, as filed with the SEC on May 11, 2007)
10.54	Distribution Agreement, dated September 8, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)
10.55	Price Protection for Channels Agreement, dated March 9, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation, as amended on December 31, 2004 and July 1, 2006 (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)
10.56	Volume Incentive Agreement, dated March 9, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)
10.57	Letter Agreements re shipment terms and duty payments, dated June 16, 2005 and June 20, 2005 (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)
10.58	Warranty and Repair Services Agreement, dated April 1, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation, as amended on January 1, 2006 (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)**
10.59	Marketing Development Agreement, dated March 1, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)
10.60	Technology Research and Development Agreement, dated March 9, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)
10.61	Property Disbursement Sharing Agreement, dated June 14, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)
10.62	Property Disbursement Sharing Agreement, dated March 1, 2006, between Taiwan Kolin Company Limited and Syntax-Brillian Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)
10.63	Securities Purchase Agreement, dated as of March 27, 2007, among the Registrant and the purchasers named therein (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated march 27, 2007, as filed with the SEC on April 2, 2007)
10.64	Registration Rights Agreement, dated as of March 27, 2007, among the Registrant and the purchasers named therein (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated march 27, 2007, as filed with the SEC on April 2, 2007)
10.65	Term Loan Agreement, dated April 26, 2007, among The CIT Group/Commercial Services, Inc., Registrant, Syntax Groups Corporation, and Syntax Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 26, 2007, as filed with the SEC on May 2, 2007)

Exhibit
Number	Exhibit

10.66	Term Loan Promissory Note dated April 26, 2007 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 26, 2007, as filed with the SEC on May 2, 2007)
10.67	Form of Guaranty in favor of The CIT Group/Commercial Services, Inc. by each of James Ching Hua Li, Thomas Man Kit Chow, The 1999 Chow Family Trust, and Roger Kao, each dated April 26, 2007 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 26, 2007, as filed with the SEC on May 2, 2007)
10.68	Securities Purchase Agreement, dated as of August 23, 2007, between the Registrant and TECO Electric & Machinery Co., Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 23, 2007, as filed with the SEC on August 29, 2007)
10.69	Registration Rights Agreement, dated as of August 23, 2007, between the Registrant and TECO Electric & Machinery Co., Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 23, 2007, as filed with the SEC on August 29, 2007)
10.70	Business Loan and Security Agreement, dated as of June 26, 2007, among Preferred Bank, the Registrant, Syntax Groups Corporation, and Syntax Corporation*
10.71	Promissory Note issued on June 26, 2007 by Syntax Groups Corporation and Syntax Corporation in favor of Preferred Bank*
21	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm*
23.2	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/15d-14 (a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

*	Filed herewith.

**	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTAX-BRILLIAN CORPORATION

By:	/s/ Vincent F. Sollitto, Jr.
Vincent F. Sollitto, Jr.
Chairman and Chief Executive Officer

Date: September 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Vincent F. Sollitto, Jr. Vincent F. Sollitto, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	September 13, 2007

/s/ James Ching Hua Li James Ching Hua Li	President, Chief Operating Officer, and Director	September 13, 2007

/s/ Wayne A. Pratt Wayne A. Pratt	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	September 13, 2007

/s/ Man Kit (Thomas) Chow Man Kit (Thomas) Chow	Chief Procurement Officer and Director	September 13, 2007

/s/ David P. Chavoustie David P. Chavoustie	Director	September 13, 2007

/s/ Yasushi Chikagami Yasushi Chikagami	Director	September 13, 2007

/s/ Shih-Jye Cheng Shih-Jye Cheng	Director	September 13, 2007

/s/ Max Fang Max Fang	Director	September 13, 2007

/s/ John S. Hodgson John S. Hodgson	Director	September 13, 2007

/s/ Christopher C.L. Liu Christopher C.L. Liu	Director	September 13, 2007

SYNTAX-BRILLIAN CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Syntax-Brillian Corporation:

We have audited the accompanying balance sheet of Syntax-Brillian Corporation as of June 30, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a) for the year ended June 30, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of Syntax-Brillian Corporation for the years ended June 30, 2006 and 2005 were audited by other auditors whose report dated September 8, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2007 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syntax-Brillian Corporation at June 30, 2007, and the consolidated results of its operations and its cash flows for the year ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended June 30, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Syntax-Brillian Corporation’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2007 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Ernst & Young LLP

Phoenix, Arizona
September 12, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Syntax-Brillian Corporation

We have audited Syntax-Brillian Corporation’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Syntax-Brillian Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Vivitar, Inc., which is included in the 2007 consolidated financial statements of Syntax-Brillian Corporation and constituted $39.3 million and $20.7 million of total assets and net assets, respectively, as of June 30, 2007 and $41.4 million and $3.7 million of revenues and net loss, respectively for the year ended June 30, 2007. Our audit of internal control over financial reporting of Syntax-Brillian Corporation also did not include an evaluation of the internal control over financial reporting of Vivitar.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s inventory process, revenue process, reserves and allowances process, income tax provision process and financial statement close procedures. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated September 7, 2007 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Syntax-Brillian Corporation has not maintained effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

/s/ Ernst & Young LLP

Phoenix, Arizona
September 12, 2007

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Syntax-Brillian Corporation:

We have audited the accompanying consolidated balance sheet of Syntax-Brillian Corporation (the “Company”) as of June 30, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a) for the two-year period ended June 30, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syntax-Brillian Corporation as of June 30, 2006, and the consolidated results of its operations and cash flows for each of the years in the two-year period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the two-year period ended June 30, 2006, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
September 8, 2006

SYNTAX-BRILLIAN CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

ASSETS

	June 30,	June 30,
	2007	2006
Current Assets:
Cash and cash equivalents	$28,679	$7,375
Accounts receivable and due from factor, net	210,115	50,829
Inventories	34,499	13,151
Inventory deposit with Kolin (a related party)	70,000	5,067
Inventory deposits with vendor	8,253	—
Tooling deposit with Kolin	65,253	—
Deferred tax asset	12,491	2,666
Prepaid expenses	2,578	—
Other current assets	—	1,370

Total Current Assets	431,868	80,458
Property and equipment, net	13,921	16,703
Investments	1,540	1,307
Intangible assets, net	36,413	20,737
Goodwill	30,546	6,990
Other assets	377	1,461

Total Assets	$514,665	$127,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Loans payable, bank	$78,139	$30,800
Notes payable	—	650
Accounts payable	31,035	3,924
Accounts payable with Kolin	40,528	—
Accrued rebates payable	—	4,043
Accrued warranty	12,492	4,551
Income taxes payable	18,460	96
Other current liabilities	13,903	5,540
Current portion of redeemable convertible preferred stock (net of $3,390 discount)	—	3,432

Total Current Liabilities	194,557	53,036

Long-term debt (net of $2,635 discount in 2006)	—	3,758
Redeemable convertible preferred stock (net of $3,390 discount in 2006)	—	3,432
Deferred tax liability	4,592	2,628
Stockholders’ Equity:
Common stock, $.001 par value; 120,000,000 and 60,000,000 shares authorized, 89,882,414 and 48,845,912 shares issued at June 30, 2007 and 2006, respectively	90	49
Additional paid-in capital	304,929	84,489
Accumulated other comprehensive income	441	—
Retained earnings (accumulated deficit)	10,056	(19,736)

Total Stockholders’ Equity	315,516	64,802

Total Liabilities and Stockholders’ Equity	$514,665	$127,656

See notes to consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Fiscal Years Ended June 30,
	2007	2006	2005

Net sales	$697,620	$192,990	$82,586
Cost of sales	573,155	169,096	71,825

	124,465	23,894	10,761

Operating expenses:
Selling, distribution, and marketing	19,796	8,320	2,801
General and administrative	32,464	18,123	7,616
Research and development	6,225	4,416	—

	58,485	30,859	10,417

Operating income (loss)	65,980	(6,965)	344

Other income (expense):
Interest expense	(18,352)	(11,914)	(326)
Other income (expense)	(21)	—	43

	(18,373)	(11,914)	(283)

Income (loss) before income taxes:	47,607	(18,879)	61
Income tax expense	17,815	—	78

Net income (loss)	$29,792	$(18,879)	$(17)

Income (loss) per common share:
Basic	$0.51	$(0.46)	$(0.00)

Diluted	$0.49	$(0.46)	$(0.00)

Weighted average number of common shares:
Basic	58,685	40,978	30,013

Diluted	60,980	40,978	30,013

See notes to consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended June, 2007, 2006, and 2005
(In thousands, except share and per share data)

						Retained
	Common		Additional		Accumulated	Earnings	Total
	Shares	Common	Paid-In	Deferred	Comprehensive	(Accumulated	Stockholders’
	Issued	Stock	Capital	Compensation	Income	Deficit)	Equity

Balance at June 30, 2004	6,907,734	$7	$1,418	$—	$—	$(840)	$585
Employee stock purchase plan shares issued	65,292		275				275
Stock options exercised and restricted stock grants	24,999		22				22
Conversion of debt to equity	74,483		173				173
Deferred compensation on employee awards				649			649
Net loss of Syntax						(17)	(17)
Equity adjustment to conform to Syntax presentation			7,196	(649)			6,547

Balance at June 30, 2005	7,072,508	7	9,084	—	—	(857)	8,234
Shares issued to acquire Syntax	33,590,628	34	32,887				32,921
Issuance of common stock	2,153,780	2	4,200				4,202
Conversion of debt to equity	1,631,294	2	4,052				4,054
Conversion of preferred shares to common shares	200,000		1,000				1,000
Shares issued in offering to Kolin, net of issuance costs	3,000,000	3	14,730				14,733
Discount on preferred stock issuance			11,572				11,572
Shares issued upon option exercises	76,703		150				150
Restricted shares issued	100,000						—
Stock based compensation			4,360				4,360
Shares issued to pay interest	75,250		312				312
Shares issued for preferred stock dividends	186,664		564				564
Shares issued pursuant to Employee Stock Purchase Plan	39,928		85				85
Shares issued upon exercise of warrants	719,157	1	1,367				1,368
Warrant issued for commission			126				126
Net loss						(18,879)	(18,879)

Balance at June 30, 2006	48,845,912	49	84,489	—	—	(19,736)	64,802
Shares issued to acquire Vivitar	4,565,141	5	25,995				26,000
Issuance of common stock, net of issuance costs	29,861,833	30	167,955				167,985
Conversion of debt to common stock	1,121,684	1	2,284				2,285
Conversion of preferred shares to common shares	3,018,087	3	14,997				15,000
Shares issued upon option exercises	359,567		738				738
Stock based compensation	110,145		3,247				3,247
Shares issued to pay interest	18,091		94				94
Shares issued for preferred stock dividends	105,312		635				635
Shares issued pursuant to Employee Stock Purchase Plan	168,536		362				362
Shares issued upon exercise of warrants	1,708,106	2	4,133				4,135
Foreign currency translation adjustment	—	—	—	—	441		441
Net income	—	—	—	—		29,792	29,792

Balance at June 30, 2007	89,882,414	$90	$304,929	$—	$441	$10,056	$315,516

See notes to consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended June 30,
	2007	2006	2005
	(In thousands, except per share data)

Cash Flows from Operating Activities:
Net income (loss)	$29,792	$(18,879)	$(17)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,376	2,474	186
Provision for inventory losses	13,058	2,876	726
Provision for doubtful accounts	1,918	49	117
Write-off of non-cash deferred offering costs	—	—	415
Amortization of debenture discount and offering costs	3,016	5,303	—
Amortization of convertible preferred stock discount and costs	9,122	3,781	—
Gain on sale of assets	(6)	—	—
Gain on sale of investment	(176)	—	—
Joint venture loss	429	—	—
Deferred income taxes, net	(7,861)	—	(1,429)
Stock compensation expense	3,247	4,360	—
Changes in assets and liabilities:
Increase in accounts receivable and due from factor	(141,965)	(35,028)	(11,518)
Decrease (increase) in inventories	(14,600)	3,584	(8,782)
Increase in deposit with Kolin	(70,000)	—	—
Increase in tooling deposit with Kolin	(65,253)	—	—
Increase in other current assets	(2,365)	(3,975)	(1,522)
Decrease (increase) in other assets	(212)	69	—
Increase (decrease) in accrued rebates payable	(4,043)	2,661	300
Increase in accrued warranty	7,941	2,556	1,717
Increase (decrease) in income taxes payable	15,334	(1,414)	1,436
Increase (decrease) in accounts payable	17,948	(8,207)	1,396
Increase in other accrued liabilities	4,196	1,007	1,404

Net cash used in operating activities	(194,104)	(38,783)	(15,571)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(844)	(6,823)	(817)
Sale of fixed assets	25	—	—
Sale of long-term investments	600	—	—
Cash acquired in acquisition of Vivitar	6,024	—	—
Merger costs	—	(2,081)	—
Investment in joint venture	(1,086)	(883)	—
License purchased	(5,551)	—	—
Restricted cash	—	—	500

Net cash used in investing activities	(832)	(9,787)	(317)
Cash Flows from Financing Activities:
Proceeds of redeemable convertible preferred stock offering	—	14,614	—
Proceeds of stock offerings	167,985	14,750	—
Stock issued pursuant to Employee Stock Purchase Plan	362	85	—
Proceeds from bank loans	307,052	18,786	12,049
Repayments of bank loans	(259,713)	—	—
Proceeds from issuance of long-term debt and notes payable	—	850	600
Repayments of long-term debt and notes payable	(4,760)	(661)	(2,977)
Net transfers from Syntax Groups Corporation	—	4,200	7,251
Warrants exercised	4,135	1,367	—
Stock options exercised	738	150	—

Net cash provided by financing activities	215,799	54,141	16,923
Effect of exchange rates on cash	441	—	—

Net increase in cash and cash equivalents	21,304	5,571	1,035
Cash and cash equivalents, beginning of period	7,375	1,804	769

Cash and cash equivalents, end of period	$28,679	$7,375	$1,804

Supplemental Cash Flow Information:
Cash paid for interest	$5,485	$1,953	$310
Cash paid for income taxes	$10,111	$1,645	$70

See notes to consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A	Organization:

Syntax-Brillian Corporation is a Delaware corporation and is a leading designer, developer, and distributor of high-definition televisions, or HDTVs, utilizing liquid crystal display, or LCD, and liquid crystal on silicon, or LCoS, technologies. Under our Ölevia brand name, we sell our LCD HDTVs in a broad array of screen sizes as well as our LCoS HDTVs utilizing our proprietary LCoS microdisplay technology to international, national, regional, and online consumer electronics retailers and distributors. Through these sales channels, we sell HDTVs designed to meet the individual needs of a variety of end-user consumers, including consumers in the price-conscious, high-performance, and high-end home theater markets. In order to best address the price and performance requirements of our sales channel customers and end-user consumers, we have established a virtual manufacturing model utilizing components sourced in Asia, third-party contract manufacturers located in Asia, and third-party assemblers located in close proximity to end-user consumers to produce our HDTVs.

On November 21, 2006, we acquired Vivitar Corporation, a leading supplier of both digital and film cameras, providing us a broad line of digital imaging products, including digital cameras, point and shoot cameras, 35 millimeter single lens reflex cameras, auto focus cameras, digital video cameras, multimedia players, flash units, binoculars, projectors, and camera accessories. In addition, we offer a broad line of LCoS microdisplay products and subsystems, including LCoS imagers that original equipment manufacturers, or OEMs, can integrate into proprietary HDTV products, projection applications, and near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for industrial, medical, military, commercial, and consumer applications.

Note B	Summary of Significant Accounting Policies:

Basis of Presentation.  The consolidated financial statements for the fiscal years ended June 30, 2007 and 2006 include the financial statements of Syntax-Brillian Corporation and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The financial statements presented for the fiscal year ended June 30, 2005 consist of the financial statements of the Home and Personal Entertainment Business of Syntax Groups Corporation. Pursuant to guidance provided by the Securities and Exchange Commission with respect to circumstances when financial statements of entities other than a registrant are required to be included in filings with the Securities and Exchange Commission, the accompanying financial statements include the business component spun off, i.e., only those assets, liabilities, revenues, and expenses directly attributable to our operations. The financial information for the fiscal year ended June 30, 2005 herein is not necessarily indicative of what the financial position, results of operations, and cash flows would have been, had we operated as a stand-alone entity during the fiscal year ended June 30, 2005.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and judgments, including those related to revenue, accounts receivable, inventories, property and equipment, intangibles and goodwill, income taxes, accrued rebates, warranty accruals and contingencies. Estimates are based on historical experience and on various other assumptions that we believe reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Fair Value of Financial Instruments.  The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, due from factor, tooling and other deposits, investments, accounts payable, accrued liabilities, bank loan payable, notes payable, current portion of long-term debt, long-term debt, and redeemable convertible preferred stock approximate fair value.

Cash and Cash Equivalents.  For purposes of the statements of cash flows, all highly liquid investments with a remaining maturity of three months or less when acquired, are considered to be cash equivalents.

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable/Due from Factor.  We maintain an allowance for doubtful accounts not assigned to a factor and accounts assigned to factor with recourse for estimated losses resulting from the inability of customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, payment history, credit history, and current economic conditions. The balances in the allowance for doubtful accounts were $2.7 million and $394,000 at fiscal years ended June 30, 2007 and 2006, respectively.

Inventories.  We purchase the majority of our LCD products as finished goods ready to ship to customers. All other products are purchased in major components that require minimum assembly prior to shipment to customers or can be shipped to a customer as an assembly kit. Inventories at fiscal years ended June 30, 2007 and 2006 for the LCD business are stated at the lower of cost (moving average method) or net realizable value. Factory rebates and other allowances applicable to product purchases are treated as a reduction in product cost. The majority of our purchases for the LCoS business are major components which are stated at the lower of cost (first-in, first-out) or net realizable value.

Vendor Allowances.  We receive several types of vendor allowances: (1) volume rebates, which are earned as a result of attaining certain purchase levels, (2) price protection, which is earned based upon the impact of market prices on a monthly basis as they become available from our vendor, (3) technical assistance and (4) market development credits, which are both earned as a result of monthly purchase levels, and (5) a credit on a per unit basis for our assumption of warranty risks. All vendor allowances are recorded when received, given that the vendor has no legal obligation to provide the allowances. We record the cash consideration received from a vendor in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and is recorded as a reduction of the cost of sales when recognized in our Statement of Operations for product that has been sold, or as a reduction of inventory if the product is still on hand.

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

Years

Machinery and equipment	3 – 5
Office furniture and fixtures	5
Leasehold improvements	4

We capitalize major additions and betterments and charge replacements, maintenance, and repairs that do not extend the useful lives of the assets to operations as incurred.

Capitalized Software Costs.  We capitalize certain costs related to the acquisition of developed software and amortize these costs using the straight-line method over the estimated useful life of the software, which is three years. We do not have any internally developed software or internal costs capitalized as software.

Goodwill and Intangibles.  We record goodwill as the difference, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and separately identifiable intangible assets acquired. Our intangible assets include trademarks, trade names, and patented technologies which were recorded at fair value on the applicable acquisition date. Intangible assets are amortized using the straight-line method over the estimated useful life of the assets, unless the estimated revenue stream related to the intangible asset has a significantly declining rate.

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments.  We account for our investments in which we have less than a 20% interest and no influence at cost, and annually review such investments for impairment. We account for our investments in which we have a greater than 20% but less than 50% ownership interest and for which we do not have the ability to exercise control under the equity method. None of our equity method investments are structured in a fashion that we would have voting or other control.

Recoverability of Goodwill and Other Intangible Assets.  We assess recoverability of goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires goodwill and other intangible assets with indefinite lives to be tested annually for impairment, unless an event occurs or circumstances change during the year that reduce the fair value of the reporting unit below its book value, in which event, an impairment charge may be required during the year. We have no indefinite lived intangible assets. The annual test requires estimates and judgments by management to determine valuations for each business unit. We have selected June 30 as the date on which we will perform our annual impairment test. We performed our annual impairment test as of fiscal year end June 30, 2007, and concluded that no impairment charge was required. Although we believe our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. At fiscal year ends June 30, 2007, and June 30, 2006 total goodwill was $30.5 million and $7.0 million, respectively.

Other intangible assets other than goodwill represents acquired customer bases and are amortized over the respective contract terms or estimated life of the customer base, ranging from 4 to 19 years. At fiscal year ends June 30, 2007, and June 30, 2006, net intangible assets were $36.4 million and $20.7 million, respectively. We evaluate the nature of each separately identified intangible for both impairment and the term of the estimated life annually unless impairment indicators arise.

Deferred Income Taxes.  We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset is not expected to be realized, a valuation allowance is established to the extent necessary to reduce deferred tax assets to the amount that is “more likely than not” recoverable.

Warranties.  We typically warrant our products against defects in material and workmanship for a period of one year from purchase with on-site service provided for certain of our products. We have entered into an agreement with Taiwan Kolin Co. Ltd., or Kolin, a provider of innovative and high-quality digital monitors, LCD and LCoS high-definition and high-resolution televisions for the assumption of warranty obligations for units we sold in exchange for a per unit credit. We record these credits as accrued warranty. The accrued warranty is adjusted to reflect the amount of estimated future cost of providing warranty service on units that have been sold. .

Stock-Based Compensation.  On July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires us to recognize expense related to the estimated fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the fiscal year ended June 30, 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not vested, as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAF 123”). Stock-based compensation expense for all stock-based awards granted subsequent to July 1, 2005 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. We recognize the stock-based compensation expense ratably over the requisite service periods, which is generally the option vesting term of 12 to 50 months. All stock options have a term of 10 years. Stock-based compensation expense for the fiscal years ended June 30, 2007 and 2006 was $3.2 million and $4.4 million, respectively. There was no stock-based compensation in the fiscal year ended June 30, 2005.

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition.  We recognize revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: the product is shipped under an arrangement with a customer and the risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. We estimate the liability for sales returns based upon historical experience of return levels. We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including price markdowns, promotions, other volume-based incentives and expected returns. All discounts and markdowns are fixed and determinable at time of sale.

Shipping and Handling Costs.  We include shipping and handling costs related to our purchases of LCD-TV products from our principal manufacturer in the purchase price; therefore, there were no such costs recorded for the fiscal years ended June 30, 2007, 2006, and 2005. We include shipping and handling costs associated with freight out to customers in cost of sales. Shipping and handling charges to customers are included in sales.

Advertising Costs.  We record advertising costs, which include cooperative advertising, media advertising, and production costs, as selling, distribution, and marketing expenses in the period in which the advertising first takes place. During the fiscal years ended June 30, 2007, 2006, and 2005, we incurred $10.6 million, $5.3 million and $1.7 million of advertising costs, respectively.

Segment Reporting.  Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. We operate in three segments: the Liquid Crystal Display (LCD) televisions segment, the Liquid Crystal on Silicon (LCoS) segment and the Digital Camera segment.

Recent Accounting Pronouncements.  In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” that became effective beginning July 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) will be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not affect our consolidated financial statements and is not expected to have a material effect in the future on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of assessing the impact the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We adopted SFAS 108 in our fiscal year beginning July 1, 2007. The adoption of this Statement did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement 157.” We will adopt SFAS 159 in the fiscal year beginning July 1, 2008. We are currently in the process of assessing the impact the adoption of SFAS 159 will have on our financial statements.

Note C	Related Party Transactions:

Our primary supplier of LCD television products and components is Taiwan Kolin Co., Ltd. (“Kolin”). Kolin and its subsidiary own approximately 5.7% of our common stock (including shares issuable upon exercise of a warrant). We are currently and have historically been significantly dependent upon Kolin as a supplier of products. Although we believe we could obtain products from other sources, the loss of Kolin as a supplier could have a material impact on our financial condition and results of operations as the products that we currently purchase from Kolin may not be available on the same terms from another supplier.

In March 2004, we commenced an arrangement with Kolin that provides rebates on purchases from Kolin. Under the arrangement, we receive vendor allowances from Kolin up to 2.75% of purchases for volume rebates, 3.0% of purchases for providing technical know-how to Kolin and 2.5% of purchases for market development funds. We also receive a 1.0% credit from Kolin for any unfinished products shipped to Nanjing Huahai Display Technology that need further assembly and a per unit credit for the assumption of warranty obligations. These vendor allowances are issued by Kolin monthly based upon units shipped from Kolin. In accordance with the Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” we record these vendor allowances as a reduction to the price of the products purchased. These vendor allowances and credits are recorded upon receipt of the credit given that the arrangement is not legally binding and we allocate these vendor allowances to inventory and cost of sales based upon the proportion of units purchased from Kolin that we have sold to our customers and units still in our inventory. Rebates granted by Kolin applicable to goods in transit are recorded as amounts outstanding to Kolin until such goods are received.

Kolin also grants us price protection credits pursuant to which we receive a portion of any credits or rebates that Kolin receives from the suppliers of components incorporated into our HDTVs. Such amounts are recorded when the credits are received since the amounts are unknown until receipt.

We received rebates for price protection of $55.9 million, $61.0 million, and $27.9 million representing 9.0%, 27.2%, and 25.4% of actual purchases from Kolin, for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. Price protection rebates were credited to cost of sales as these rebates related to products purchased from Kolin that we had sold to our customers during the respective periods.

We received rebates for warranty costs of $36.4 million, $7.4 million, and $3.6 million, representing 5.9%, 3.3%, and 3.3% of actual purchases from Kolin, for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. Warranty rebates are recognized as reimbursement for warranty expense, and credited to cost of sales as the products these rebates relate to are sold to our customers during the respective periods.

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the amount of our transactions with Kolin for the fiscal years ended June 30, 2007, 2006, and 2005 (in thousands):

	Total Purchases	Cost of Sales

Fiscal year ended June 30, 2005
Purchases	109,821	93,303
Less vendor allowances	(37,623)	(36,202)
Less warranty credits	(3,173)	(1,178)
Less price protection guaranteed minimum	(3,612)	—

Net activity, fiscal year ended June 30, 2005	65,413	55,923
Non Kolin purchase	5,073	5,073

June 30, 2005 activity	70,486	60,996

Fiscal year ended June 30, 2006
Purchases	223,767	210,846
Less vendor allowances	(81,568)	(80,690)
Less warranty credits	(7,403)	(4,847)
Less price protection guaranteed minimum	(2,144)	—

Net activity, fiscal year ended June 30, 2006	132,652	125,309
Non Kolin purchase	17,203	17,203

June 30, 2006 activity	149,855	142,512

Fiscal year ended June 30, 2007
Purchases	620,010	597,639
Less vendor allowances	(107,131)	(107,166)
Less warranty credits	(36,442)	(28,501)
Less royalty credit	(4,491)	(4,491)

Net activity, fiscal year ended June 30, 2007	471,946	457,481
Non Kolin purchase	57,720	57,720

June 30, 2007 activity	529,666	515,201

At fiscal year end June 30, 2007, Kolin had approximately $70.0 million in advance deposits for component purchases from us that are classified as a current asset given that they will be applied against invoices received for purchased inventory during fiscal year 2008.

Beginning in May 2005 through September 2005, we purchased tuners and AV module components used in the assembly of LCD TV products from the Riking Group, a Hong Kong-based exporter and a related party. For the fiscal year ended June 30, 2007, we made no purchases from Riking Group and had no notes payable to the Riking Group.

Note D	Accounts Receivable and Due from Factor:

We have entered into an agreement with CIT Commercial Services (“CIT”) pursuant to which we have assigned collection of all of our existing and future accounts receivable to CIT, subject to CIT’s approval of the account. The credit risk for all accounts approved by CIT is assumed by CIT. We have agreed to pay fees to CIT of 0.30% or 0.20% of gross invoice amounts depending on whether CIT assumes credit risk, plus 0.25% for each thirty-day period such invoices are outstanding, subject to a minimum fee per calendar quarter of $112,500. We

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have entered into a line of credit agreement with a bank that requires us to apply 60% of collections from CIT to reduce the balance of outstanding borrowings under the line. Under the agreement with CIT, accounts assigned for which CIT has assumed credit risk are referred to as “non-recourse” and accounts assigned for which CIT has not assumed credit risk are referred to as “recourse.”

We do not assign certain of our accounts to CIT, primarily because the accounts are outside of the United States or because CIT has not approved the customer or the terms of sale to such customer or invoice terms are not within the parameters acceptable to CIT.

Accounts receivable and due from factor consisted of the following (in thousands):

	June 30,	June 30,
	2007	2006

Due from factor	$40,511	$17,049
Accounts receivable not assigned to factor	171,934	34,097
Other receivables	322	77
Allowance for doubtful accounts	(2,652)	(394)

	$210,115	$50,829

At fiscal year end June 30, 2007, the accounts receivable balance from SCHOT totaled $138.1 million, or 80% of the outstanding balance of accounts that had not been assigned to CIT. The credit terms for this customer are 120 days.

Note E	Inventories, consisted of the following (in thousands):

	June 30,	June 30,
	2007	2006

Raw materials	$10,950	$2,468
Work-in-process	158	425
Finished goods	23,391	10,258

	$34,499	$13,151

We write down inventories for estimated obsolescence and to the lower of cost or market. These write-downs are based on assumptions about future demand and market conditions. Once written down, it established a new cost basis for the related inventory. Inventory write-downs for the fiscal years ended June 30, 2007, and 2006 totaled $13.0 million and $2.9 million, respectively.

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note F	Property and equipment consisted of the following (in thousands):

	June 30,	June 30,
	2007	2006

Leasehold improvements	$1,349	$1,163
Machinery and equipment	18,609	11,068
Software	495	348
Furniture and fixtures	853	292
Equipment not yet placed in service	6	5,810

Total property and equipment	21,312	18,681
Less accumulated depreciation	(7,391)	(1,978)

Net property and equipment	$13,921	$16,703

Note G	Investments:

On June 30, 2004, we acquired 473,337 shares of DigiMedia Technology Co., Ltd., representing a 3.6% interest, in exchange for 141,439 shares of our common stock valued at $424,000. DigiMedia provides R&D and assembly services to Kolin, our principal supplier of LCD televisions. In September 2006, we sold all of our remaining shares of DigiMedia to Kolin for $600,000.

We acquired a 16% interest in Nanjing Huahai Display Technology Co., Ltd. by contributing $270,000 in March 2006, $210,000 in August 2006, $200,000 in January 2007, and we committed to contribute an additional $120,000 at a date yet to be determined which is recorded in other liabilities. Nanjing Huahai Display Technology provides assembly services to certain of our customers at their direction using products we sell to those customers, as well as to product they assemble for others, for liquid crystal display (LCD) televisions in China. Operations commenced in the second quarter of fiscal year 2007. Our $800,000 investment is recorded using the cost method and the cost was determined not to be in excess of fair value based upon the investees operating merits and financial condition.

In April 2006 we acquired a 49% interest in Sino-Brillian Display Technology Corporation by contributing equipment with a book value of $613,000. Operations commenced in the second quarter of fiscal year 2007. We invested an additional $48,000 during fiscal 2007 and recorded our share of joint venture losses totaling $429,000.

On July 10, 2006, we established a 19.5% interest in Olevia Senna do Brazil, a joint venture company in Brazil to introduce our products in the Latin American markets. The investment made was in the form of cash. In fiscal 2007, we invested $290,000 in the joint venture, but operations had not yet commenced at June 30, 2007.

In January, 2007, we invested $339,000 in exchange for 16.7% of the outstanding ownership of Olevia Japan, which will distribute Olevia HDTVs in Japan. We are accounting for this investment on the cost basis since we do not have control of the board or influence their operations.

Note H	Goodwill and Intangible Assets:

On November 21, 2006, we completed our acquisition of Vivitar Corporation (“Vivitar”), a privately held California corporation, whereby Vivitar became a wholly owned subsidiary of our company. Vivitar has three International locations, France, Hong Kong, and the United Kingdom.

The purpose of the acquisition was to combine the established distribution channels, supply chain management capabilities, and the digital camera product line of Vivitar with the strong intellectual property portfolio, research and development talent, and product line of Syntax-Brillian.

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the acquisition of Vivitar, the assets acquired and liabilities assumed from Vivitar were recorded at fair value on the date of the acquisition of Vivitar. The purchase price consideration allocation is as follows (in thousands):

Fair value of stock issued to acquire Vivitar	$26,000
Acquisition related costs	160

Total purchase price	$26,160

Allocation of purchase price

Cash	$6,024
Accounts receivable	19,235
Inventories	19,806
Other current assets	2,029
Property, plant and equipment	186
Intangible assets	12,708
Other assets	70

Total identifiable assets acquired	60,058
Less liabilities assumed	(54,424)

Fair value of net assets acquired	5,634
Goodwill	20,526

Total purchase price	$26,160

In connection with the opening of an LCD television assembly factory in Ontario, California in October 2006, we paid a technology license fee to a third party of $5.6 million related to the manufacturing process know-how, equipment layout, and equipment installation in the factory. This license fee is being amortized over five years which is the period over which we have contracted to utilize the technology in assembling certain products for resale. At fiscal year end June 30, 2007, $4.7 million remained unamortized.

Intangible assets at fiscal year end June 30, 2007 and 2006 were as follows (in thousands):

	June 30,	Amortizable
	2007	Life

LCoS trade mark and trade names	$1,208	7.5 years
Brillian trade mark and trade name	148	4.0 years
Patented technology	20,114	19.0 years
Technology license	5,551	5.0 years
Vivitar customer list	1,613	15.0 years
Vivitar trade name	11,095	15.0 years

Total Intangibles	39,729

Less accumulated amortization	(3,316)

Total Net Intangibles	$36,413

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	Amortizable
	2006	Life

LCoS trade mark and trade names	$1,208	7.5 years
Brillian trade mark and trade name	148	4.0 years
Patented technology	20,114	19.0 years
Less accumulated amortization	(733)

Total Net Intangibles	$20,737

These intangible assets and goodwill are subject to periodic review to determine if impairment has occurred and, if so, the amount of such impairment. If we determine that impairment exists, we will be required to reduce the carrying value of the impaired asset by the amount of the impairment and to record a corresponding charge to operations in the period of impairment. There have been no impairment charges to date.

Estimated annual amortization expense through 2012 and thereafter related to intangible assets of fiscal year end June 30, 2007 is expected to be as follows based upon current estimated lives (in thousands):

Fiscal Year End

2008	$3,214
2009	3,214
2010	3,193
2011	3,177
2012	2,344
2013	2,053
Thereafter	19,218

$36,413

Note I	Loans Payable, Bank:

Preferred Bank

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

We also entered into a second note, the Promissory Note — Variable Rate, in the principal amount of $2.0 million that is secured by personal guarantees of three of our directors and/or executive officers and by the Vice Chairman of Kolin. This note bears interest at Preferred Bank’s prime rate plus 0.50% and matures on November 5, 2007.

On June 26, 2007, these two notes were replaced by a new promissory note in favor of Preferred Bank in the total amount of $17.8 million. This new promissory note bears interest at Preferred Bank’s prime rate plus 0.50% and matures on January 7, 2008. This promissory note is secured by a cash collateral account maintained by Kolin in the amount of $15.8 million and $2.0 million of the amount is secured by personal guarantees of three of our directors and/or executive officers and by the Vice Chairman of Kolin.

On December 13, 2006, we entered into an amended and restated business loan and security agreement with Preferred Bank and Third Amended and Restated Promissory Note — Variable Rate primarily to increase our existing credit line to the lesser of $55.0 million or our Borrowing Base (as defined in the amended loan agreement)

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

until February 28, 2007. The expiration date of this loan and security agreement was subsequently extended until March 5, 2008. The total amount of borrowings permitted under the amended loan agreement is subject to the following limitations: (a) $5.0 million for the issuance of letters of credit, and (b) up to $50.0 million for general working capital. The borrowings under the facility continue to bear interest at Preferred Bank’s prime rate plus 0.50%.

On July 26, 2007, we entered into an amended and restated business loan and security agreement with Preferred Bank and Fifth Amended and Restated Promissory Note — Variable Rate to increase our existing credit line to the lesser of $75.0 million or our Borrowing Base (as defined in the amended loan agreement). The expiration date of this loan and security agreement is December 5, 2008. The total amount of borrowings permitted under the amended loan agreement is subject to the following limitations: (a) $10.0 million for the issuance of letters of credit, and (b) up to $65.0 million for general working capital. The borrowings under the facility continue to bear interest at Preferred Bank’s prime rate plus 0.50%.

On July 26, 2007, we also amended $2.0 million of the $17.8 million promissory note that is secured by the personal guarantees of certain of our directors and/or executive officers and by the Vice Chairman of Kolin. The amount of borrowings permitted under this note subject to the personal guarantees was increased from $2.0 million to $4.0 million and matures on December 5, 2008.

At June 30, 2007, the outstanding balance on our line of credit was $78.1 million and we had borrowing capacity of $87.8 million.

DBS Bank, Ltd.

On December 26, 2006, our wholly owned subsidiary, Vivitar, entered into a business loan agreement with DBS Bank, Ltd., or DBS. The loan agreement provided for a credit facility to Vivitar of up to $20.0 million, depending on various factors. The DBS loan was paid off and the credit agreement was terminated by us on May 4, 2007.

Note J	Income (Loss) per Common Share:

Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. For the period prior to the completion of the merger with Syntax Groups (November 5, 2005), the weighted average number of shares outstanding was based on the number of shares of Syntax Groups common stock outstanding, retroactively adjusted for the merger exchange ratio. For the fiscal years ended June 30, 2007, 2006 and 2005, the effect of approximately 772,000, 3.0 million and 0 stock options, respectively, was excluded from the calculation of income (loss) per share calculations as their effect would have been antidilutive due to them having a strike price in excess of the fair value of the common stock in 2005 and due to common stock equivalents all being antidilutive for 2006 given that they would lower the net loss per share. For the fiscal years ended June 30, 2007, 2006 and 2005, approximately 277,000, 4.3 million and 0 warrants, respectively, were excluded from the calculation of income (loss) per share as their effect would have been antidilutive. There were no convertible debentures or convertible preferred stock outstanding at fiscal year end June 30, 2007, but at fiscal year end June 30, 2006, approximately 4.5 million shares of stock issuable upon conversion of convertible debentures and convertible preferred stock were excluded from the calculation of loss per share as their effect would also have been antidilutive. For the fiscal year ended June 30, 2007 both the convertible debt and redeemable convertible preferred stock would be anti-dilutive for the periods they were outstanding given that the add back of interest cost would have more than offset the impact of the additional shares.

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of basic and diluted earnings (loss) per share is as follows, in thousands, except per share amounts:

	Fiscal Years Ended June 30,
	2007	2006	2005

Basic earnings (loss) per share:
Net income (loss)	$29,792	$(18,879)	$(17)

Weighted average common shares	58,685	40,978	30,013

Basic earnings (loss) per common share	$0.51	$(0.46)	$(0.00)

Diluted earnings (loss) per share:
Net income (loss)	$29,792	$(18,879)	$(17)

Weighted average common shares	58,685	40,978	30,013
Options and warrants common stock equivalents	2,295	—	—

Total common shares plus common stock equivalents	60,980	40,978	30,013

Diluted earnings (loss) per common share	$0.49	$(0.46)	$(0.00)

Note K	Segment Reporting, Sales to Major Customers, and Geographic Information:

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers.

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We operate in three segments: the Liquid Crystal Display (LCD) televisions segment, the Liquid Crystal on Silicon (LCoS) segment, and the Digital Camera segment. The following table presents revenues and operating income (loss) for each of our segments (in thousands).

			Digital
	LCD	LCoS	Camera	Total

Fiscal year ended June 30, 2007
Net sales	$650,528	$5,645	$41,447	$697,620
Operating income (loss)	$96,209	$(23,374)	$(6,855)	$65,980
Depreciation and amortization	$2,265	$3,526	$585	$6,376
Total assets	$406,068	$69,274	$39,323	$514,665
Fiscal year ended June 30, 2006
Net sales	$191,184	$1,806	$—	$192,990
Operating income (loss)	$8,465	$(15,430)	$—	$(6,965)
Depreciation and amortization	$454	$2,020	$—	$2,474
Total assets	$86,691	$40,965	$—	$127,656
Fiscal year ended June 30, 2005
Net sales	$82,586	$—	$—	$82,586
Operating income (loss)	$344	$—	$—	$344
Depreciation and amortization	$186	$—	$—	$186
Total assets	$37,634	$—	$—	$37,634

Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.

For the fiscal year ended June 30, 2007, sales to two customers were at or over 10% with South China House of Technology and Circuit City accounting for $335.9 million, or 48.2%, and $69.8 million, or 10.0%, respectively, of our net sales. For the fiscal year ended June 30, 2006, sales to South China House of Technology and CompUSA accounted for $32.4 million, or 16.8%, and $25.3 million, or 13.1%, respectively, of our net sales.

For the fiscal year ended June 30, 2005, sales to three customers accounted for approximately 20%, 17%, and 14%, respectively, of our revenue. No other customers accounted for more than 10% of our revenue during those periods.

Net sales by geographic area are determined based upon the location of the end customer. The following sets forth net sales (in thousands) for these geographic areas:

	North
	America	Asia	Europe	Total

Fiscal year ended June 30, 2007
Net sales	$319,440	$351,019	$27,161	$697,620
Fiscal year ended June 30, 2006
Net sales	$156,994	$35,675	$321	$192,990
Fiscal year ended June 30, 2005
Net sales	$62,574	$20,012	$—	$82,586

All of our assets are located in North America, Europe, Hong Kong, and the United Kingdom.

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note L	Commitments and Contingencies:

We are currently subject to various legal proceedings. The ultimate outcome of these legal proceedings, individually and in the aggregate, is not expected to have a material adverse effect on our consolidated financial position or results of operations. If an unfavorable outcome were to occur, there could be a material adverse impact on our net income, financial condition, and cash flows in the period in which the matter first becomes probable and estimable.

On January 31, 2007, the FCC notified us that importation declarations indicate that we may have violated certain FCC rules with respect to the transition requirements for selling televisions containing high-definition tuners. We responded to their inquiry on a timely basis. On April 30, 2007, we entered into a Tolling Agreement with the FCC based on the FCC’s representation that the FCC would proceed by way of a voluntary compliance plan and contribution by us. Nevertheless, without notice and in complete disregard of the Tolling Agreement, the FCC, on May 30, 2007, issued a Notice of Apparent Liability (“NAL”) imposing a proposed penalty of $2,889,575 against us. We have responded on a timely basis to the NAL with detailed corrections significantly reducing the number of the FCC’s claimed violations as well as raising numerous legal and procedural challenges to the NAL. The FCC has responded by indicating a desire to resolve this matter through a negotiated Consent Order settlement involving a voluntary contribution by us. Negotiations are continuing at this time with the expectation of a reasonable settlement. While we cannot predict the outcome of the matter, we have accrued an amount in our financial statements we believe approximates our potential exposure in such a settlement.

On March 7, 2007, Funai Electric Co., Ltd. initiated a lawsuit against us and several other digital television manufacturers in U.S. Federal District Court, Central District of California. Funai is currently seeking to consolidate this lawsuit with two other lawsuits making similar claims against other Parties unrelated to us. The complaint alleges that we infringed on a patent exclusively licensed to Funai by conducting the manufacture and distribution of our Ölevia television models. While we cannot predict the outcome of the matter, we do not anticipate that the result will have any material effect on our business.

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

As of fiscal year end June 30, 2007, the future minimum lease payments required under non-cancelable operating leases with remaining terms in excess of one year were as follows (in thousands):

Fiscal year ended June 30,
2008	$4,039
2009	3,690
2010	3,422
2011	2,731
2012 and beyond	2,885

$16,767

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total lease expense for the fiscal years ended June 30, 2007, 2006, and 2005 were $2.7 million, $899,000, and $205,000, respectively.

As of fiscal year end June 30, 2007, we had a purchase commitment for advertising services totaling $41.2 million expected to be utilized during fiscal 2008.

Note M	Stock-Based Compensation:

Our 2003 Incentive Compensation Plan (the “2003 Plan”) was adopted and approved on August 26, 2003. Under the 2003 Plan, an aggregate of 1,650,000 shares of common stock were originally available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock, the granting of stock appreciation rights, and the granting of dividend equivalents. On the first day of each fiscal year, an additional number of shares equal to 4% of the total number of shares then outstanding, is added to the number of shares that may be subject to the granting of awards. As of fiscal year end June 30, 2007, there were outstanding options to acquire 2,931,170 shares of our common stock under the 2003 plan. In addition, an aggregate of 156,856 shares of restricted common stock had been granted under the 2003 Plan as of fiscal year end June 30, 2007.

In connection with the merger with Syntax Groups, options that were originally granted under Syntax’s 2005 Stock Incentive 2005 Deferred Stock and Restricted Stock Plan (the “2005 Plan”), were substituted for options to purchase our common stock. We do not intend to grant any additional awards under the 2005 Plan. Under the 2005 Plan, an aggregate of 1,000,000 shares of Syntax common stock were originally available for issuance pursuant to options granted to acquire common stock and the direct granting of restricted common stock and deferred stock. At the time of the merger, there were options to purchase 982,900 shares of Syntax Groups common stock under the 2005 Plan that were substituted for options to purchase 1,511,604 shares of our common stock. As of fiscal year end June 30, 2007, options to purchase 1,191,126 shares of our common stock remained outstanding under the 2005 Plan.

On July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires us to recognize expense related to the estimated fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the fiscal year ended June 30, 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not vested, as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAF 123”). Stock-based compensation expense for all stock-based awards granted subsequent to July 1, 2005, was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. We recognize the stock-based compensation expense ratably over the requisite service periods, which is generally the option vesting term of 12 to 50 months. All stock options have a term of 10 years. Stock-based compensation expense for the fiscal years ended June 30, 2007 and 2006 was $3.2 million and $4.4 million, respectively.

The merger with Syntax Groups has been accounted for as a reverse merger, and accordingly, the historical financial statements of Syntax became the historical financial statements of the combined company. Prior to July 1, 2005, Syntax had not granted any stock options. Therefore, there was no impact from stock-based compensation on our operating results for the fiscal year ended June 30, 2005.

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	Fiscal Year
	Ended
	June 30,
	2007	2006

Expected life (in years)	6	5
Expected volatility	77%	113%
Risk-free interest rate	4.73%	4.04%
Dividend yield	N/A	N/A

The per share weighted average exercise price of the stock options awarded in the fiscal year ended June 30, 2007 and 2006 was $3.49, $2.20 and the per share weighted average fair value was $2.42 and $1.70 respectively, based on the fair market values of our common stock on the respective dates of grant.

The following table summarizes information about our stock option transactions:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(in thousands)

Outstanding at June 30, 2006	3,047,733	$4.17
Granted	1,516,750	3.49
Exercised	359,567	2.05
Forfeited and expired	82,620	6.40

Outstanding at June 30, 2007	4,122,296	$4.06	7.7	$7,742

Vested and expected to vest at June 30, 2007	4,055,484	$4.60	7.7	$7,587

Exercisable at June 30, 2007	2,786,058	$4.44	7.2	$4,891

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding		Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	at June 30,	Contractual	Exercise	at June 30,	Exercise
Range of Exercise Prices	2007	Life	Price	2007	Price

$1.61 — 2.30	2,585,036	8.5	$2.13	1,528,249	$2.01
2.42 — 4.60	342,860	7.5	3.41	310,946	3.48
4.65 — 9.88	1,056,009	7.5	7.26	808,472	7.21
$10.20 — 67.60	138,391	6.3	17.27	138,391	17.27

	4,122,296	8.1	$3.49	2,786,058	$3.61

At June 30, 2007, there was $3.0 million of total unrecognized compensation cost related to nonvested options granted under the plan. Of the total, $1.3 million will be recognized in fiscal 2008, $762,000 will be recognized in fiscal 2009, and $965,000 will be recognized thereafter.

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note N	Benefit Plans:

2003 Employee Stock Purchase Plan

Our 2003 Employee Stock Purchase Plan was adopted by our board of directors and approved by our stockholder on August 26, 2003. An aggregate of 400,000 shares of common stock are reserved for issuance under the 2003 Employee Stock Purchase Plan. This plan consists of a series of successive offering periods, each with a maximum duration of 24 months. Eight such offering periods had been completed at fiscal year end June 30, 2007, and a ninth offering period started on July 1, 2007:

Offering Period	Start Date	End Date	Offering Price	Shares Issued	Date Issued

1st	9/16/2003	12/31/2003	$7.14	13,502	1/2/2004
2nd	1/1/2004	6/30/2004	$6.83	21,389	7/1/2004
3rd	7/1/2004	12/31/2004	$2.93	43,903	1/3/2005
4th	1/1/2005	6/30/2005	$2.24	36,329	7/1/2005
5th	7/1/2005	12/31/2005	$2.13	39,928	1/3/2006
6th	1/1/2006	6/30/2006	$2.04	49,538	7/3/2006
7th	7/1/2006	12/31/2006	$2.04	51,254	12/29/2006
8th	1/1/2007	6/30/2007	$2.32	67,744	6/29/2007

401(k) Profit Sharing Plan

On August 26, 2003, we adopted a 401(k) profit sharing plan for which our employees generally are eligible. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the plan by employees or by us and the investment earnings on the contributions are not taxable to the employees until withdrawn. Our contributions, if any, are deductible by us when made. Our employees may elect to reduce their current compensation by an amount equal to the maximum of 25% of total annual compensation or the annual limit permitted by law and to have those funds contributed to the plan. On January 2007, we began matching contributions to the plan on behalf of all participants to a maximum of 50% of dollars contributed of the first 6% of total annual salary.

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note O	Long-term Debt:

Long-term debt consisted of the following (in thousands):

	June 30,	June 30,
	2007	2006

April 2005 7% Convertible Debentures maturing April 20, 2008, convertible at $1.57 per share	$—	$985
April 2005 9% Senior Secured Debentures maturing April 20, 2008, secured by a lien on certain assets	—	2,000
July 2005 4% Convertible Debentures maturing July 12, 2008, convertible at $2.63 per share	—	1,300
July 2005 9% Senior Secured Debentures maturing July 12, 2008, secured by a lien on certain assets	—	2,075
Other long-term debt	—	33

	—	6,393
Less:
Discount and beneficial conversion feature on convertible debentures	—	(1,763)
Discount on secured debentures	—	(872)

Total	$—	$3,758

Amortization of offering costs, debt discount, and beneficial conversion feature of approximately $3.0 million and $5.1 million is included in interest expense for the fiscal years ended June 30, 2007 and 2006, respectively. Interest on the 7% and 4% Convertible Debentures was payable, at our option, in either stock or cash. Due to the beneficial conversion feature and the value allocated to warrants issued with the convertible debt, the effective interest rate on the convertible debt was approximately 38%. Due to the value allocated to warrants issued with the secured debt, the effective interest rate on the secured debt was approximately 20%. We had no long-term debt at fiscal year end June 30, 2007.

Note P	Redeemable Convertible Preferred Stock:

Between December 29, 2005 and January 3, 2006, we issued and sold a total of 3.2 million shares of 6% redeemable convertible preferred stock and warrants to purchase 3.2 million shares of common stock for gross proceeds of $16.0 million.

The holders of our 6% redeemable convertible preferred stock were entitled to cumulative dividends that accrued monthly, beginning on March 29, 2006, at a rate of $0.30 per share. The dividends were payable in cash or, if certain conditions were met, we could, and did, elect to pay the dividends in shares of our common stock.

The 6% redeemable convertible preferred stock was convertible into shares of our common stock at any time, at the option of the holders, at an initial conversion price of $5.00 per share. At fiscal year end June 30, 2007 all of the 6% redeemable convertible preferred stock had been converted to common stock.

Warrants issued in connection with the redeemable convertible preferred stock have an exercise price of $5.00 per share, exercisable 181 days from closing. At fiscal year end June 30, 2007, 1.5 million warrants remained outstanding and expire on June 27, 2011.

Amortization, which was complete at fiscal year end June 30, 2007, of offering costs, the warrants, and beneficial conversion feature of approximately $9.1 million and $1.6 million, is included in interest expense for the fiscal years ended June 30, 2007 and 2006, respectively and are all fully amortized at fiscal year end June 30, 2007.

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Q  Issuance of Common Stock and Warrants:

On December 1, 2006 we issued 1,293,661 shares of common stock and a warrant to purchase 64,683 shares or our common stock for gross proceeds of $10.0 million in a private placement. The warrant issued has an exercise price of $9.28 per share and is exercisable during a period of three years ending May 31, 2010. We estimated the per share value of the warrant to be $4.73 using the Black Scholes model with the following assumptions: life of 3.5 years; risk free interest rate of 4.7%; volatility of 77%; and no dividend yield. The aggregate value of the warrant is approximately $306,000.

On March 27, 2007 we issued 2,118,172 shares of common stock and a warrant to purchase 211,817 shares or our common stock for gross proceeds of $15.5 million in a private placement. The warrant issued has an exercise price of $8.78 per share and is exercisable during a period of three years ending September 24, 2010. We estimated the per share value of the warrant to be $4.30 using the Black Scholes model with the following assumptions: life of 3.5 years; risk free interest rate of 4.5%; volatility of 77%; and no dividend yield. The aggregate value of the warrant is approximately $910,000.

On May 30, 2007 we issued 26,450,000 shares of our common stock in a public offering for net proceeds of approximately $142.6 million.

Note R	Warrants:

The number of shares of common stock issuable under warrants related to private placements and the respective exercise prices are summarized as follows:

		Shares of Common	Per Share
	Expiration	Stock Issuable	Exercise
Warrants Relating to Issuance of:	Date	Under Warrants	Price

April 2005 7% Convertible Debentures	10/10/2010	25,988	$1.57
July 2005 4% Convertible Debentures	01/08/2011	225,000	$2.63
July 2005 9% Secured Debentures	01/08/2011	76,656	$2.63
December 2005 Convertible Preferred Stock	06/27/2011	1,482,500	$5.00
March 2006 Common Stock	09/26/2010	750,000	$5.00
December 2006 Common Stock	05/31/2010	64,683	$9.28
March 2007 Common Stock	09/24/2010	211,817	$8.78

Total Warrants Outstanding		2,836,644

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note S	Income Taxes:

The components of the Company’s income tax expense allocated to continuing operations were as follows (in thousands):

2007	Current	Deferred	Total

Federal	$19,818	$(5,604)	$14,214
State	6,017	(1,870)	4,147
Foreign	24	(570)	(546)

Total	$25,859	$(8,044)	$17,815

In 2007, the Company’s pre-tax income was derived from the following sources (in thousands):

Domestic	$49,868
Foreign	(2,261)

Total	$47,607

The principal reasons for the difference between the income tax benefit and the amounts computed by applying the statutory federal and state income tax rates to the income, gain or (loss) for the fiscal years ended June 30, 2007, 2006, and 2005 are as follows:

	2007	2006	2005

Federal tax at statutory rates	35%	34%	34%
State tax at statutory rates, net of federal benefit	3%	5%	20%
Nondeductible interest and dividends	12%	—	—
Meals and entertainment	—	—	85%
Other	(2)%	(2)%	(9)%
Change in valuation allowance	(11)%	(37)%	—

Total	37%	0%	130%

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At fiscal year end June 30, deferred taxes represent the tax effect of temporary differences related to the following (in thousands):

	2007	2006

Deferred tax assets:
Inventory reserves	$2,667	$3,748
Accrued expenses	742	487
Allowances and reserves	1,819	778
Deferred offering costs	171	177
Other	914	257
Deferred warranty	6,361	1,963
Depreciation and amortization	5,027	3,575
Net operating loss	18,022	13,040

	35,723	24,025
Deferred tax valuation allowance	(14,176)	(21,359)

Total deferred tax asset	$21,547	$2,666

Deferred tax liabilities:
Depreciation and amortization	$—	$—
Prepaid expenses	(12)	(142)
Book value in excess of tax basis of intangibles	(13,636)	(1,973)
Other	—	(513)

Total	(13,648)	(2,628)
Net deferred asset	$7,899	$38

FASB SFAS No. 109, “Accounting for Income Taxes,” requires enterprises to establish a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision or, to the extent the changes relate to valuation allowances established through purchase accounting such changes are offset to goodwill. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including our past and projected operating results, the character and jurisdiction, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management currently believes it is more likely than not that we will not realize the benefits of certain of these deductible differences related to net operating losses to the extent they relate to periods beyond the next three years, which amounts are also limited generally due to limitations under IRC Section 382 net operating losses that are in excess of the IRC Section 382 limit existing beyond the 20 year life are excluded from deferred tax assets.

There were approximately $44.7 million of federal net operating loss carryovers as of fiscal year end June 30, 2007 that are available for use in the future but are limited to approximately $3.0 million each year due to IRC Section 382. These losses begin to expire in 2023. There were approximately $60.0 million of state net operating loss carryovers as of fiscal year end June 30, 2007. These losses begin to expire in 2008. The use of the federal and state losses are subject to annual Section 382 limitations as Brillian and Vivitar went through ownership changes as a result of being acquired by us. However, excluded from these amounts are $21.7 million of additional net operating losses from Brillian and Vivitar which, based on their respective section 382 limitations, are expected to expire unused. However, if we trigger gains related to certain “built-in” items that existed at the time of each ownership change the Company may be entitled to recognize those amounts, in which case the benefit will be recorded to goodwill, as discussed below.

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2007, the Company had a valuation allowance of $14.1 million related to NOLs acquired from Brillian and Vivitar. When these NOLs are recognized (through the reversal of the valuation allowance) the Company will record an offset to goodwill, as required under SFAS No. 109, Accounting for Income Taxes.

Note T	Restatement of Previously Reported Interim Financial Statements (unaudited)

In September 2007 the Company announced that in conjunction with its fiscal 2007 year-end closing certain items were identified which required an adjustment on a year to date basis. The effect of these adjustments when applied to the previously reported quarterly results of operations for fiscal 2007 are set forth below. The two largest adjustments related to warranty accrual and income taxes. The Company determined its methodology to estimate warranty accruals did not adequately reflect the impact of all information available to estimate the future warranty costs. In connection with updating its methodology the warranty accrual was recomputed and a reduction in the warranty accrual of $7.4 million was recorded as a reduction to cost of sales. In addition it was determined the tax impact of dividends and accretion of discount on redeemable convertible preferred stock, which are reported as interest expense for financial statement purposes, are not tax deductible which results in approximately $5.9 million of additional income tax expense for previously reported quarters in fiscal 2007. Income tax expense has been adjusted for this additional expense net of a tax benefit related to the other adjustments. The other errors and the cumulative amount of such errors in 2007 through March 31, 2007 that are included in the restated amounts below consist of a $813,000 adjustment to the allowance for doubtful accounts recorded as a reduction of general and administrative, and $169,000 of additional stock based compensation recorded as an increase to general and administrative. The following table summarizes the unaudited consolidated fiscal year end results of operations as originally reported and restated the fiscal year ended 2007 as well as quarterly results for 2006 (in thousands):

	Quarters Ended
	June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006
	As Reported(1)	Restated	As Reported	Restated	As Reported	Restated	As Reported	Restated

Net sales	$205,262	$205,262	$162,880	$162,880	$242,458	$242,458	$87,020	$87,020
Cost of sales	163,828	171,260	133,385	132,964	204,698	200,379	71,244	68,552

	41,434	34,002	29,495	29,916	37,760	42,079	15,776	18,468
Operating expenses
Selling, distribution, and marketing	5,160	5,160	5,652	5,652	5,853	5,853	3,131	3,131
General and administrative	10,952	11,596	9,442	9,229	7,865	7,521	4,205	4,117
Research and development	1,398	1,398	1,475	1,475	1,950	1,950	1,402	1,402

	17,510	18,154	16,569	16,356	15,668	15,324	8,738	8,650

Operating income	23,924	15,848	12,926	13,560	22,092	26,755	7,038	9,818
Other expense	(2,898)	(2,898)	(4,949)	(4,949)	(7,297)	(7,297)	(3,230)	(3,230)

Income before income taxes	21,026	12,950	7,977	8,611	14,795	19,458	3,808	6,588
Income tax expense	(12,631)	(4,926)	(2,484)	(3,584)	(2,700)	(7,111)	—	(2,194)

Net income	$8,395	$8,024	$5,493	$5,027	$12,095	$12,347	$3,808	$4,394

Net income per common share:
Basic	$0.12	$0.11	$0.09	$0.08	$0.21	$0.23	$0.07	$0.09

Diluted	$0.11	$0.11	$0.09	$0.08	$0.21	$0.21	$0.07	$0.08

(1)	Represents the amounts reported in the Company’s earnings release on September 12, 2007 furnished on Form 8-K.

SYNTAX-BRILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended
	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005

Net sales	$59,807	$45,671	$60,155	$27,357
Cost of sales	52,523	41,514	53,321	21,738

	7,284	4,157	6,834	5,619
Operating expenses
Selling, distribution, and marketing	2,867	2,527	1,988	937
General and administrative	4,477	4,060	4,460	5,127
Research and development	1,853	1,936	627	—

	9,197	8,523	7,075	6,064

Operating income (loss)	(1,913)	(4,366)	(241)	(445)
Other income (expense)	(3,585)	(7,046)	(991)	(292)

Income (loss) before income taxes	(5,498)	(11,412)	(1,232)	(737)
Income tax benefit (expense)	—	—	(79)	79

Net income (loss)	$(5,498)	$(11,412)	$(1,311)	$(658)

Net income (loss) per common share:
Basic	$(0.11)	$(0.26)	$(0.04)	$(0.05)

Diluted	$(0.11)	$(0.21)	$(0.04)	$(0.05)

Note U	Subsequent Event:

On August 23, 2007, we sold approximately 3.1 million shares of common stock to TECO Electric & Machinery Co. Ltd., of Taiwan for $20 million, which was the fair value of the common stock at the date of sale. Also, we have entered into a three-way alliance with TECO and Kolin under which Kolin will oversee the supply-chain management and product development platform of various TECO branded products for distribution.

SYNTAX-BRILLIAN CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended June 30, 2007, 2006, and 2005
(000’s)

		Increases
		(Reductions)
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other			Balance at
	of Period	Expenses	Accounts		Write-Offs	End of Period

Allowance for doubtful accounts:
Fiscal year ended 6/30/07	$394	$1,918	$973	(a)	$(633)	$2,652
Fiscal year ended 6/30/06	160	318	—		(84)	394
Fiscal year ended 6/30/05	42	120	—		(2)	160
Valuation allowance for deferred tax asset:
Fiscal year ended 6/30/07	$21,359	$(5,438)	$(1,700)		$—	$14,176
Fiscal year ended 6/30/06	—	—	21,359		—	21,359
Fiscal year ended 6/30/05	—	—	—		—	—

(a)	Vivitar allowance for doubtful accounts on date of acquisition

	Balance at		Charged to
	Beginning	Warranty	Other	Balance at
	of Period	Provision	Accounts(b)	End of Period

Accrued Warranty:
Fiscal year ended 6/30/07	$4,551	$13,403	$(5,462)	$12,492
Fiscal year ended 6/30/06	1,995	7,403	(4,847)	4,551
Fiscal year ended 6/30/05	278	2,895	(1,178)	1,995

(b)	Represents cost of repairs in 2007

S-1

EXHIBIT INDEX

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Reorganization, dated as of July 12, 2005, by and among the Registrant, BRMC Corporation, and Syntax Groups Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
2.2	Agreement and Plan of Reorganization, dated as of October 27, 2006, among the Registrant, SBV-AC Corporation, Vivitar Corporation, and Great Step Co., Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2006, as filed with the SEC on November 1, 2006)
3.1	Certificate of Incorporation of the Registrant (Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 1) as filed with the SEC on June 27, 2003)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 4) as filed with the SEC on September 3, 2003)
3.3	Bylaws of the Registrant (Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 1) as filed with the SEC on June 27, 2003)
3.4	Certificate of Designation of 6% Redeemable Convertible Preferred Stock (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005, as filed with the SEC on January 3, 2006)
3.5	Certificate of Amendment to Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 17, 2006, as filed with the SEC on March 21, 2006)
4.1	Specimen of Common Stock Certificate (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2005, as filed with the SEC on December 6, 2005)
4.2	Rights Agreement between the Registrant and The Bank of New York, as Rights Agent, including Form of Right Certificate (Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 4) as filed with the SEC on September 3, 2003)
4.5	Registration Rights Agreement, dated as of April 18, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Bushido Capital Master Fund LP, SRG Capital LLC, and Regenmacher Holdings Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 20, 2005, as filed with the SEC on April 26, 2005)
4.6	Registration Rights Agreement, dated as of July 12, 2005, by and among the Registrant, Enable Growth Partners LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, Gryphon Master Fund, L.P., GSSF Master Fund, L.P., and Regenmacher Holdings Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
4.8	Form of Warrant issued on July 12, 2005 to Enable Growth Partners, LP, Enable Opportunity Partners LP, Bushido Capital Master Fund LP, SRG Capital LLC, Gryphon Master Fund, L.P., GSSF Master Fund, L.P., and Regenmacher Holdings Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
4.12	Amendment No. 1 to Rights Agreement, dated as of November 8, 2005, between the Registrant and The Bank of New York, as Rights Agent (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2005, as filed with the SEC on November 10, 2005)
4.13	Form of warrant issued in connection with the Securities Purchase Agreement dated as of December 28, 2005 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005, as filed with the SEC on January 3, 2006)
4.14	Registration Rights Agreement, dated as of December 29, 2005, by and among the Registrant and the purchasers named therein (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005, as filed with the SEC on January 3, 2006)
4.15	Specimen of 6% Redeemable Convertible Preferred Stock Certificate (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2005, as filed with the SEC on February 21, 2006)

Exhibit
Number	Exhibit

4.16	Warrant issued in connection with the Securities Purchase Agreement dated as of March 29, 2006 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 29, 2006, as filed with the SEC on April 3, 2006)
4.17	Registration Rights Agreement, dated as of March 29, 2006, between the Registrant and Taiwan Kolin Co. Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 29, 2006, as filed with the SEC on April 3, 2006)
4.18	Form of warrant issued in connection with the Securities Purchase Agreement dated as of December 7, 2006 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2006, as filed with the SEC on December 7, 2006)
4.19	Form of warrant issued in connection with the Securities Purchase Agreement dated as of March 27, 2007 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 27, 2007, as filed with the SEC on April 2, 2007)
10.4	Amended and Restated Lease, effective as of January 1, 2007, between Papago Paragon Partners, L.L.C. and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2007, as filed with the SEC on July 25, 2007)
10.6	2003 Incentive Compensation Plan, as amended through March 1, 2007*
10.7	Profit Sharing/401(k) Plan (Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 4) as filed with the SEC on September 3, 2003)
10.8	2003 Employee Stock Purchase Plan (Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-108363) as filed with the SEC on August 29, 2003)
10.9	Form of Indemnity Agreement for directors and executive officers (Incorporated by reference to the Registration Statement on Form 10/A (Amendment No. 1) as filed with the SEC on June 27, 2003)
10.24	Stockholders’ Voting Agreement, dated as of July 12, 2005, by and among the Registrant, Vincent Sollitto, Wayne Pratt, Ching Hua Li, Man Kit Chow, Roger Kao, Tzu Ping Ho, Lily Lay Taiwan Kolin Company Limited, Lin-Li Wu, and Michael Chan (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
10.25	Employment Agreement by and between the Registrant and Vincent Sollitto (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
10.26	Employment Agreement by and between the Registrant and Wayne Pratt (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
10.27	Employment Agreement by and between the Registrant and James Li (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
10.28	Employment Agreement by and between the Registrant and Thomas Chow (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
10.29	Employment Agreement by and between the Registrant and Michael Chan (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
10.30	Employment Agreement by and between the Registrant and Robert Melcher (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2005, as filed with the SEC on July 18, 2005)
10.36	Securities Purchase Agreement, dated as of December 28, 2005, among the Registrant and the purchasers named therein (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005, as filed with the SEC on January 3, 2006)
10.37	Syntax Groups Corporation 2005 Stock Incentive Plan 2005 Deferred and Restricted Stock Plan (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-132479) as filed with the SEC on March 16, 2006)
10.38	Amended and Restated Business Loan and Security Agreement, dated as of December 13, 2006 and as amended February 21, 2007, by and among Preferred Bank, the Registrant, Syntax Groups Corporation, and Syntax Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2007, as filed with the SEC on May 11, 2007)

Exhibit
Number		Exhibit

10	.38(a)	Second Amendment to Amended and Restated Business Loan and Security Agreement, dated as of July 26, 2007, by and among Preferred Bank, the Registrant, Syntax Groups Corporation, and Syntax Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 30, 2007)
10.39		Change in Terms Agreement, dated as of December 14, 2005, among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2005, as filed with the SEC on February 21, 2006)
10.40		Second Amendment to Business Loan and Security Agreement, dated as of January 31, 2006, among Preferred Bank, Syntax Groups Corporation, and Syntax Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2005, as filed with the SEC on February 21, 2006)
10.41		Form of Continuing Guaranty entered into in connection with Exhibit 10.40, and schedule listing signatories (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2005, as filed with the SEC on February 21, 2006)
10.42		Securities Purchase Agreement, dated as of March 29, 2006, between the Registrant and Taiwan Kolin Co. Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 29, 2006, as filed with the SEC on April 3, 2006)
10.43		Securities Purchase Agreement, dated as of December 1, 2006, between the Registrant and the purchasers named therein (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2006, as filed with the SEC on December 7, 2006)
10.44		Registration Rights Agreement, dated as of December 7, 2006, between the Registrant and the purchasers named therein (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2006, as filed with the SEC on December 7, 2006)
10.45		Amended and Restated Factoring Agreement, dated as of November 22, 2006, between The CIT Group/Commercial Services, Inc. and Syntax Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 22, 2006, as filed with the SEC on December 28, 2006)
10.46		Amended and Restated Promissory Note-Variable Rate issued on December 1, 2006 by Syntax Groups Corporation and Syntax Corporation in favor of Preferred Bank (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 22, 2006, as filed with the SEC on December 28, 2006)
10.47		Amended Promissory Note-Variable Rate issued on July 26, 2007 by Syntax Groups Corporation and Syntax Corporation in favor of Preferred Bank (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 30, 2007)
10.48		Form of Continuing Guaranty between Preferred Bank and each of James Ching Hua Li, Roger Kao, Thomas Man Kit Chow, and Michael K. Chan, each dated December 1, 2006 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 22, 2006, as filed with the SEC on December 28, 2006)
10.49		Fifth Amended and Restated Promissory Note-Variable Rate issued on July 26, 2007 by the Registrant, Syntax Groups Corporation, and Syntax Corporation in favor of Preferred Bank (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 30, 2007)
10.50		Business Loan Agreement (Asset Based), dated December 26, 2006, between Vivitar Corporation and DBS Bank Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 26, 2006, as filed with the SEC on January 3, 2007)
10.51		Promissory Note dated December 26, 2006 by Vivitar Corporation in favor of DBS Bank Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 26, 2006, as filed with the SEC on January 3, 2007)
10.52		Commercial Security Agreement, dated December 26, 2006, between Vivitar Corporation and DBS Bank Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 26, 2006, as filed with the SEC on January 3, 2007)

Exhibit
Number	Exhibit

10.53	Manufacturing Agreement, dated March 9, 2004, between Syntax Groups Corporation and Taiwan Kolin Company Limited as amended on March 12, 2004, February 1, 2005, and May 7, 2007 (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2007, as filed with the SEC on May 11, 2007)
10.54	Distribution Agreement, dated September 8, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)
10.55	Price Protection for Channels Agreement, dated March 9, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation, as amended on December 31, 2004 and July 1, 2006 (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)
10.56	Volume Incentive Agreement, dated March 9, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)
10.57	Letter Agreements re shipment terms and duty payments, dated June 16, 2005 and June 20, 2005 (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)
10.58	Warranty and Repair Services Agreement, dated April 1, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation, as amended on January 1, 2006 (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)**
10.59	Marketing Development Agreement, dated March 1, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)
10.60	Technology Research and Development Agreement, dated March 9, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)
10.61	Property Disbursement Sharing Agreement, dated June 14, 2004, between Taiwan Kolin Company Limited and Syntax Groups Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)
10.62	Property Disbursement Sharing Agreement, dated March 1, 2006, between Taiwan Kolin Company Limited and Syntax-Brillian Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2006, as filed with the SEC on February 14, 2007)
10.63	Securities Purchase Agreement, dated as of March 27, 2007, among the Registrant and the purchasers named therein (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated march 27, 2007, as filed with the SEC on April 2, 2007)
10.64	Registration Rights Agreement, dated as of March 27, 2007, among the Registrant and the purchasers named therein (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated march 27, 2007, as filed with the SEC on April 2, 2007)
10.65	Term Loan Agreement, dated April 26, 2007, among The CIT Group/Commercial Services, Inc., Registrant, Syntax Groups Corporation, and Syntax Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 26, 2007, as filed with the SEC on May 2, 2007)
10.66	Term Loan Promissory Note dated April 26, 2007 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 26, 2007, as filed with the SEC on May 2, 2007)
10.67	Form of Guaranty in favor of The CIT Group/Commercial Services, Inc. by each of James Ching Hua Li, Thomas Man Kit Chow, The 1999 Chow Family Trust, and Roger Kao, each dated April 26, 2007 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 26, 2007, as filed with the SEC on May 2, 2007)
10.68	Securities Purchase Agreement, dated as of August 23, 2007, between the Registrant and TECO Electric & Machinery Co., Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 23, 2007, as filed with the SEC on August 29, 2007)

Exhibit
Number	Exhibit

10.69	Registration Rights Agreement, dated as of August 23, 2007, between the Registrant and TECO Electric & Machinery Co., Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 23, 2007, as filed with the SEC on August 29, 2007)
10.70	Business Loan and Security Agreement, dated as of June 26, 2007, among Preferred Bank, the Registrant, Syntax Groups Corporation, and Syntax Corporation*
10.71	Promissory Note issued on June 26, 2007 by Syntax Groups Corporation and Syntax Corporation in favor of Preferred Bank*
21	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm*
23.2	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/15d-14 (a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

*	Filed herewith.

**	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.