Form 10-Q
period 2007-09-30
SYNTAX-BRILLIAN CORP
filed 2007-11-14
CIK 1232229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2007
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF NOVEMBER 8, 2007
Common Stock, par value $.001 per share	93,354,582

SYNTAX-BRILLIAN CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share data)

	September 30,	June 30,
	2007	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,967	$28,679
Accounts receivable and due from factor, net	266,230	210,115
Inventories	56,378	34,499
Inventory deposit with Kolin (a related party)	—	70,000
Inventory deposits with vendor	—	8,253
Tooling deposit with Kolin	123,308	65,253
Deferred tax asset	31,141	12,491
Prepaid expenses	2,753	2,578

Total Current Assets	497,868	431,868
Property and equipment, net	12,955	13,921
Investments	2,546	1,540
Intangible assets, net	16,443	36,413
Goodwill	20,526	30,546
Other assets	355	377

Total Assets	$550,693	$514,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Loans payable, bank	$91,449	$78,139
Accounts payable	61,753	31,035
Accounts payable with Kolin	18,373	40,528
Accrued warranty	15,445	12,492
Deferred gross profit on shipments to distributors	10,060	—
Income taxes payable	8,537	18,460
Other current liabilities	16,020	13,903

Total Current Liabilities	221,637	194,557
Deferred tax liability	5,899	4,592

Total Liabilities	227,536	199,149

Stockholders’ Equity:
Common stock, $.001 par value; 120,000,000 shares authorized, issued and outstanding were 93,240,982 at September 30, 2007 and 89,882,414 at June 30, 2007	93	90
Additional paid-in capital	326,370	304,929
Accumulated other comprehensive income	116	441
Retained earnings (accumulated deficit)	(3,422)	10,056

Total Stockholders’ Equity	323,157	315,516

Total Liabilities and Stockholders’ Equity	$550,693	$514,665

See notes to condensed consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(unaudited)

	Three Months Ended September 30,
	2007	2006

Net sales	$150,642	$87,020
Cost of sales	130,022	68,552

Gross Profit	20,620	18,468

Operating expenses:
Selling, distribution, and marketing	8,547	3,131
General and administrative	12,611	4,117
Research and development	1,249	1,402
Impairment of intangible assets	28,284	—

Total operating expense	50,691	8,650

Operating income (loss)	(30,071)	9,818

Other income (expense):
Interest expense	(1,821)	(3,297)
Other income	980	67

Total other expense	(841)	(3,230)

Income (loss) before income taxes:	(30,912)	6,588
Income tax (expense) benefit	17,434	(2,194)

Net income (loss)	$(13,478)	$4,394

Income (loss) per common share:
Basic	$(0.15)	$0.09

Diluted	$(0.15)	$0.08

Weighted average number of common shares:
Basic	91,228	49,172

Diluted	91,228	54,775

See notes to condensed consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands except share and per share data)
(unaudited)

	Three Months Ended
	September 30,
	2007	2006
		(restated)
Cash Flows from Operating Activities:
Net income (loss)	$(13,478)	$4,394
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,866	1,017
Provision for inventory losses	4,583	1,249
Provision for doubtful accounts	64	309
Impairment of intangible assets	28,284	—
Amortization of debenture discount and offering costs	—	642
Amortization of convertible preferred stock discount and costs	—	1,520
Deferred Taxes	(17,434)	—
Gain on sale of assets	—	(6)
Gain on sale of investment	—	(176)
Joint venture (income) loss	(6)	108
Stock compensation expense	1,533	481
Changes in assets and liabilities:
Increase in accounts receivable and due from factor	(56,179)	(26,342)
Increase in inventories	(26,462)	(28,946)
Decrease in inventory deposit with Kolin	70,000	—
Increase in tooling deposit with Kolin	(58,055)	—
Decrease in other current assets	8,078	5,307
Decrease (increase) in other assets	24	(2)
Increase in accrued warranty	2,953	1,749
Increase in deferred gross profit on shipments to distributor	10,060	—
Increase (decrease) in income taxes payable	(9,021)	2,194
Increase in accounts payable	8,563	40,856
Increase in other accrued liabilities	2,117	(1,089)

Net cash (used in) provided by operating activities	(42,510)	3,265

Cash Flows from Investing Activities:
Purchases of property and equipment	(97)	(192)
Sale of property and equipment	—	25
Sale of long-term investments	—	600
Investment in joint venture	(1,000)	(245)
License purchased	—	(5,551)

Net cash used in investing activities	(1,097)	(5,363)

Cash Flows from Financing Activities:
Proceeds of stock offerings, net	19,904	—
Stock issued pursuant to Employee Stock Purchase Plan	—	101
Proceeds from bank loans	104,569	2,000
Repayments of bank loans	(91,259)	—
Repayments of long-term debt and notes payable	—	(2)
Warrants exercised	—	630
Stock options exercised	6	260

Net cash provided by financing activities	33,220	2,989

Effect of exchange rates on cash	(325)	—

Net (decrease) increase in cash and cash equivalents	(10,712)	891
Cash and cash equivalents, beginning of period	28,679	7,375

Cash and cash equivalents, end of period	$17,967	$8,266

Supplemental Cash Flow Information:
Cash paid for interest	$3,542	$791
Cash paid for income taxes	$9,020	$—
Supplemental Schedule of Non-Cash Investing Activities
Increase in deposits with Kolin which were accrued in accounts payable	$—	$15,198
We issued 199,673 shares of our common stock in a cashless exercise for the redemption of an outstanding warrant to purchase 358,215 shares of our common stock with an exercise price of $2.93 per share.
See notes to condensed consolidated financial statements.

SYNTAX-BRILLIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A  Organization:
     Syntax-Brillian Corporation, a Delaware corporation, is a leading designer, developer, and distributor of high-definition televisions, or HDTVs, utilizing liquid crystal display, or LCD technology. Under our Ölevia brand name, we sell our LCD HDTVs in a broad array of screen sizes to international, national, regional, and online consumer electronics retailers and distributors. Through these sales channels, we sell HDTVs designed to meet the individual needs of a variety of end-user consumers, including consumers in the price-conscious, high-performance, and high-end home theater markets. In order to best address the price and performance requirements of our sales channel customers and end-user consumers, we have established a virtual manufacturing model utilizing components sourced in Asia, third-party contract manufacturers located in Asia, and third-party assemblers located in close proximity to end-user consumers to produce our HDTVs.
     In addition, as a result of our November 2006 acquisition of Vivitar Corporation, we are now a leading supplier of both digital and film cameras, providing us a broad line of digital imaging products, including digital cameras, point and shoot cameras, 35 millimeter single lens reflex cameras, auto focus cameras, digital video cameras, multimedia players, flash units, binoculars, projectors, and camera accessories.
     In October 2007, we announced our intent to divest ourselves of our liquid crystal on silicon, or LCoS technology line of business.
Note B  Basis of Presentation:
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In our opinion, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 13, 2007.
     The unaudited condensed consolidated financial statements include the accounts of Syntax-Brillian Corporation and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Our actual results may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
Significant Accounting Policies
     Revenue Recognition — We recognize revenue from product sales, net of estimated returns, when pervasive evidence of a sale exists. Such evidence includes product shipped under an arrangement with a customer where the risk of loss and title has passed to the customer; the sales price or fee is fixed or determinable; and collection of the resulting receivable is reasonable assured. The Company estimates the liability for sales returns based upon historical experience of return levels and records estimated reductions to revenue for customer and distributor programs and incentive offerings, including price markdowns, promotions, and other volume based incentives.
     We have recently commenced selling to a new distributor in Asia. Due to lack of collection history and credit worthiness with this distributor, we have deferred revenue recognition until the distributor payments are received by us for the goods sold in accordance with the Staff Accounting Bulletin 104 issued by the SEC. Upon shipment, amounts billed to the distributor are included as accounts receivable and inventory is relieved with the resulting gross profit deferred and reflected as a current liability. At September 30, 2007, we had recorded deferred gross profit on shipments to distributors of $10.1 million related to this distributor.
Restatement
     During the fourth quarter of fiscal 2007, we determined that certain operating expenses and tax expense during the first three quarters of fiscal 2007 were incorrectly accounted for. More specifically, we determined that our methodology for warranty and bad debt reserves did not adequately reflect the impact of all information available to estimate future warranty and bad debt expense, resulting in an overstatement of these expenses and associated reserve balances. We had also understated stock-based compensation expense. In addition, we determined the tax impact of dividends and accretion of discount on redeemable convertible preferred stock, which are reported as interest expense for financial statement purposes, were not deductible for tax purposes resulting in an understatement of tax expense and associated tax payable. Accordingly, the results for the quarterly period ended September 30, 2006 included here have been restated to properly account for these items.

     We previously restated our quarterly statement of operations in our Form 10-K filed with the SEC on September 13, 2007. The following table reflects the effect of the restatement on the Statement of Cash Flows for the three months ended September 30, 2006 (in thousands).

	Three Months Ending
	September 30, 2006
	Previously
	Reported	Restated
Net income	$3,808	$4,394
Adjustments to reconcile net income to net cash used in operating activities:
Provision for inventory losses	1,393	1,249
Stock compensation expense	425	481
Changes in assets and liabilities:
Increase in accrued warranty	4,441	1,749
Note C Recent Accounting Pronouncements:
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 did not have a material impact on our consolidated financial statements or disclosures.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement 157.” SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as certain nonfinancial instruments, at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. We do not currently hold any financial instruments that are subject to SFAS No. 159 and will consider the provisions of this statement at the time we first recognize an eligible item.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that public companies utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006, with early application encouraged. We are required to adopt SAB 108 as of July 1, 2007. The adoption of SAB 108 did not have a material impact on our consolidated financial statements or disclosures.
Note D  Related Party Transactions:
     Our primary supplier of LCD television products and components is Taiwan Kolin Co., Ltd. (“Kolin”). Kolin and its subsidiary own approximately 5.5% of our common stock including shares issuable upon exercise of a warrant. We are currently and have historically been significantly dependent upon Kolin as a supplier of products. Although we believe we could obtain products from other sources, the loss of Kolin as a supplier could have a material impact on our financial condition and results of operations as the products that we currently purchase from Kolin may not be available on the same terms from another supplier.
     In March 2004, we commenced an arrangement with Kolin that provides rebates on purchases from Kolin. Under the arrangement, we receive vendor allowances from Kolin up to 2.75% of purchases for volume rebates, 3.0% of purchases for providing technical know-how to Kolin, and 2.5% of purchases for market development funds. We also receive a 1.0% credit from Kolin for any unfinished products shipped to Nanjing Huahai Display Technology, which provides assembly services to certain of our customers, that need further assembly and a per unit credit for the assumption of warranty obligations. These vendor allowances are issued by Kolin monthly based upon units shipped from Kolin. In accordance with the Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” we record these vendor allowances as a reduction to the price of the products purchased. We record these vendor allowances and credits upon receipt of the credit given that the arrangement is not legally binding, and we allocate these vendor allowances to inventory and cost of sales based upon the proportion of units purchased from Kolin that we have sold to our customers and units still in our inventory. We record rebates granted by Kolin applicable to goods in transit as amounts outstanding to Kolin until such goods are received.
     Kolin also grants us price protection credits pursuant to which we receive a portion of any credits or rebates that Kolin receives from the suppliers of components incorporated into our HDTVs. We record such amounts when the credits are received since the amounts are unknown until receipt. We received rebates for price protection of $24.0 million and $4.3 million, representing 14.8% and 4.0% of actual purchases from Kolin, for the three months ended September 30, 2007 and 2006, respectively. Price protection rebates were credited to cost of sales as these rebates related to products purchased from Kolin that we had sold to our customers during the respective periods.
     We received rebates for warranty costs of $9.6 million and $6.6 million, representing 5.9% and 6.2% of actual purchases from Kolin, for the three months ended September 30, 2007 and, 2006, respectively. We recognize warranty rebates as reimbursement for warranty expense and credit them to cost of sales as the products these rebates relate to are sold to our customers during the respective periods.
     The following table shows the amount of our transactions with Kolin for the three months ended September 30, 2006 and 2007 (in thousands):

	Income Statement
	Total	Cost of
	Purchases	Sales
Three months ended September 30, 2006
Purchases	$107,206	$66,813
Less vendor allowances	(13,785)	(10,771)
Less warranty credits	(6,592)	(2,151)
Less price protection guaranteed minimum	(877)	—

Net activity, three months ended September 30, 2006	85,952	53,891
Non Kolin purchases	12,042	12,042

Total	$97,994	$65,933

Three months ended September 30, 2007
Purchases	162,525	118,229
Less vendor allowances	(38,263)	(36,887)
Less warranty credits	(9,620)	(6,667)
Less royalty credit	(1,794)	(1,794)

Net activity, three months ended September 30, 2007	112,848	73,451
Non Kolin purchases	36,761	36,761

Total	$149,609	$110,212

     We provide tooling deposits to Kolin for the acquisition of tooling required to produce component parts used in the manufacture of our LCD HDTVs. The tooling deposits are utilized through production volume. We evaluate our tooling deposits for potential impairment at the end of each period and have determined the assets will be fully utilized through future volumes of our product expected to be produced. During the quarter ended September 30, 2007, we paid deposits to Kolin approximately $60.1 million for the acquisition of additional tooling and received deposit refunds of approximately $2.0 million. At September 30, 2007 and June 30, 2007, we had tooling deposits with Kolin totaling $123.3 million and $65.3 million, respectively.
     The tooling deposits totaling $123.3 million at September 30, 2007 relate to 10 different model sizes of units. Deposits related to individual molds range from $2.2 million for the 19 inch model to $13.7 million for the 65 inch model. The tooling deposits relating to specific model sizes that in the aggregate exceed $5.0 million are as follows:

	Number of	Total
Model	Molds	Deposit

32 inch	19	$27.6 million
37 inch	21	$29.8 million
42 inch	19	$29.6 million
47 inch	12	$16.4 million
52 inch	10	$15.6 million
65 inch	8	$13.7 million
     At June 30, 2007, we provided to Kolin a $70.0 million deposit for future component purchases in order to satisfy our production demand. Accordingly, the deposit has been classified as a current asset given that it will be applied against invoices received for purchased inventory during fiscal year 2008. At September 30, 2007, the $70.0 million inventory deposit had been fully utilized.
Note E  Accounts Receivable and Due from Factor:
     We have entered into an agreement with CIT Commercial Services (“CIT”) pursuant to which we have assigned collection of all of our existing and future accounts receivable to CIT, subject to CIT’s approval of the account. CIT assumes the credit risk for all accounts approved by it. We have agreed to pay fees to CIT of 0.30% or 0.20% of gross invoice amounts depending on whether CIT assumes credit risk, plus 0.25% for each 30-day period such invoices are outstanding, subject to a minimum fee per calendar quarter of $112,500. We have entered into a line of credit agreement with a bank that requires us to apply 60% of collections from CIT to reduce the balance of outstanding borrowings under the line. Under the agreement with CIT, accounts assigned for which CIT has assumed credit risk are referred to as “non-recourse” and accounts assigned for which CIT has not assumed credit risk are referred to as “recourse.”
     We do not assign certain of our accounts to CIT, primarily because the accounts are either outside of the United States, CIT has not approved the customer, or the terms of sale or invoice terms are not within the parameters acceptable to CIT.

     Accounts receivable and due from factor consisted of the following (in thousands):

	September 30,	June 30,
	2007	2007
Due from factor	$46,478	$40,511
Accounts receivable not assigned to factor	221,538	171,934
Other receivables	569	322
Allowance for doubtful accounts	(2,355)	(2,652)

	$266,230	$210,115

     At September 30, 2007, the accounts receivable balance from South China House of Technology (“SCHOT”), our primary distributor in China, and Olevia Far East (an unrelated third party) totaled $123.2 million, or 55.6%, and $56.1 million, or 25.4%, respectively, of the outstanding balance of accounts that had not been assigned to CIT. The credit terms for these customers are 120 days.
Note F  Inventories:
Inventories consisted of the following (in thousands):

	September 30,	June 30,
	2007	2007
Raw materials	$27,558	$10,950
Work-in-process	421	158
Finished goods	28,399	23,391

	$56,378	$34,499

     We write down inventories to the lower of cost or market and for estimated obsolescence. We base these write-downs on assumptions about future demand and market conditions. Once written down, we establish a new cost basis for the related inventory. Inventory write-downs for the three months ended September 30, 2007 and 2006 totaled $4.6 million and $1.2 million, respectively.
Note G  Investments:
     We acquired a 16% interest in Nanjing Huahai Display Technology Co., Ltd. in exchange for a commitment to pay $800,000 in cash, of which $680,000 was paid in three installments between March 2006 and January 2007. The remaining $120,000 must be paid at a date yet to be determined and, accordingly, has been recorded in other liabilities. Nanjing Huahai Display Technology provides assembly services to certain of our customers at their direction using products we sell to those customers, as well as product it assembles for others, for LCD televisions in China. Operations commenced in the second quarter of fiscal year 2007. We are accounting for this investment on the cost method, and we have determined the cost not to be in excess of fair value based upon the investees operating merits and financial condition.
     In April 2006, we acquired a 49% interest in Sino-Brillian Display Technology Corporation by contributing equipment with a book value of $613,000. Operations commenced in the second quarter of fiscal 2007. We invested an additional $48,000 during fiscal 2007 and an additional $1.0 million in the three months ended September 30, 2007. We have recorded our share of joint venture losses to date totaling $423,000. At September 30, 2007, our recorded investment in Sino-Brillian was $1.2 million.
     On July 10, 2006, we acquired a 19.5% interest in Olevia Senna do Brazil, a joint venture company in Brazil, to introduce our products in the Latin American markets. Our investment was made was in the form of cash. At September 30, 2007 and June 30, 2007, our investment in the joint venture was $290,000. Operations had not yet commenced at September 30, 2007.
     In January 2007, we invested $339,000 in exchange for 16.7% of the outstanding ownership of Olevia Japan, which will distribute Olevia HDTVs in Japan. We are accounting for this investment on the cost basis since we do not have control of the board or influence its operations.
Note H  Intangible Assets
     At June 30, 2007, we had approximately $30.5 million in recorded goodwill. Approximately $10.0 million was attributable to our LCoS line of business and was recognized in connection with the merger of Syntax Groups Corporation and Brillian in December 2005. Approximately $20.5 million was recognized in November 2006 in connection with our acquisition of Vivitar. In October 2007, we announced our plan to dispose of the LCoS line of business. As a result of our plan to dispose of the LCoS line of business and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluated the recoverability of our goodwill and intangible assets. Based on the evaluation, it was determined the carrying amount of the LCoS goodwill and intangible assets were not recoverable as the assets carrying amounts exceeded their fair value. Accordingly, we recorded an impairment charge during the quarter ended September 30, 2007 totaling $28.3 million related to the write-off of goodwill of $9.1 million and intangible assets of $19.2 million.

At September 30, 2007, we had remaining goodwill of $20.5 million and intangible assets of $16.4 million related to our acquisition of Vivitar.
Note I  Loans Payable, Bank:
Preferred Bank
     On June 26, 2007, we executed a promissory note in favor of Preferred Bank in the total amount of $17.8 million, which replaced two previously issued promissory notes totaling $14.0 million. This new promissory note bears interest at Preferred Bank’s prime rate plus 0.50% and matures on January 7, 2008. The promissory note is secured by a cash collateral account maintained by Kolin in the amount of $15.8 million, and $2.0 million of the amount is secured by personal guarantees of three of our directors and/or executive officers and by the Vice Chairman of Kolin. On July 26, 2007, the amount of borrowings subject to the personal guarantees was increased from $2.0 million to $4.0 million and the agreement was extended to December 5, 2008.
     On July 26, 2007, we entered into an amended and restated business loan and security agreement and Fifth Amended and Restated Promissory Note — Variable Rate with Preferred Bank to increase our existing credit facility to the lesser of $75.0 million or our Borrowing Base (as defined in the amended loan agreement). The expiration date of this loan and security agreement is December 5, 2008. The total amount of borrowings permitted under the amended loan agreement is subject to the following limitations: (a) $10.0 million for the issuance of letters of credit, and (b) up to $65.0 million for general working capital. The borrowings under the facility bear interest at Preferred Bank’s prime rate plus 0.50%.
     At September 30, 2007, we had $64.7 million outstanding under our Preferred Bank credit facility and had available for additional borrowing of $300,000. At September 30, 2007, Preferred Bank’s prime rate of interest was 8.25%.
     The Preferred Bank credit facilities described above were repaid and replaced by a new $250.0 million loan and working capital line of credit entered into on October 26, 2007 as more fully described below.
Silver Point Finance
     On October 26, 2007, we entered into a five-year Credit and Guarantee Agreement with Silver Point Finance and various lenders providing for aggregate borrowing of up to $250.0 million. Borrowings under the credit facility depend upon mixed advance rates tied to inventory and accounts receivable and bear interest at the lesser of the Base Rate plus 5.0% or LIBOR plus 6.0%. The Base Rate is equal to, for any day, a rate per annum equal to the greater of (1) 5% per annum, and (2) the greater of (a) the prime rate in effect on such day, and (b) the federal funds effective rate in effect on such day plus 1%.
     The Credit and Guarantee Agreement is secured by a first priority blanket lien on substantially all of our assets, including a pledge of all the capital stock of each of our domestic subsidiaries and 65% of all the capital stock of each of our first tier foreign subsidiaries. The obligations under the credit agreement are also guaranteed by our domestic subsidiaries.
     The Credit and Guarantee Agreement contains certain financial covenants, including minimum fixed charge coverage ratios, maximum leverage ratios, and minimum EBITDA and revenue levels. In addition, we are subject to certain limitations on indebtedness, liens, investments, acquisitions, dividends, stock repurchases and redemptions, redemption or prepayment of other debt, mergers, consolidations, sales of assets, capital expenditures, and transactions with affiliates. We are subject to customary events of default, including, nonpayment of principal, interest, violation of covenants, change of control and material judgments. The Credit and Guarantee Agreement also contains events of default that are tied to dissolution, insolvency, or bankruptcy events of certain of our key business partners.
     Initial funding under this Credit and Guarantee Agreement totaled $150.0 million, of which $79.5 million was used to pay-off and replace the existing credit facility with Preferred Bank and the outstanding balance payable under our CIT accounts receivable factoring agreement, $8.1 million was used to for the payment of associated transaction fees, and $62.4 million was used for general working capital. As additional compensation for Silver Point’s services, we issued ten-year warrants for the purchase of approximately 5.28 million shares of our common stock at an exercise price of $0.01 per share. The value of these warrants was determined to be approximately $23.1 million, which will be amortized over the expected term of the agreement using the interest rate method.
Note J. Income Taxes
     We recorded an income tax benefit of $17.4 million in the quarter ended September 30, 2007 compared with income tax expense of $2.2 million for the quarter ended September 30, 2006. The computation of income tax for the quarter ended September 30, 2007 contained two discrete items that had a significant impact on the effective tax rate for the quarter: (1) additional tax related to the non-deductibility of the goodwill impairment and (2) a tax benefit related to the recognition of additional net operating losses (“NOLs”) due to a change in judgment related to an acquired business that increased to our ability to utilize NOLs previously expected to be lost.
     A reconciliation of our tax expense for the quarter is provided below (in thousands):

Federal statutory taxes	$(10,819)
State taxes	(2,164)
Permanent differences	(1,020)
Foreign taxes	197
Goodwill impairment	3,869
NOL benefit from built in gain	(7,642)
Change in valuation allowance	145

Total tax benefit	$(17,434)

     The majority of the tax benefit generated in the period is a deferred tax benefit. Approximately $7.7 million of tax benefit relates to the write-off of the acquired intangibles which had no tax basis and results in the related deferred tax liability that had been recorded being reversed. In addition, approximately $3.9 million of benefit relating to the NOL benefit from built in gains has not yet become available to offset current taxes payable and is also recorded as a deferred tax asset.
     The tax benefit related to the NOL benefit from built in gains stems from our original acquisition of Brillian. At the time of acquisition (December 2005) Brillian possessed approximately $44.4 million of federal and state NOLs. However, because the NOLs were acquired they became subject to a limitation imposed under Internal Revenue Code Section 382. Based on the estimated $1.2 million limitation, we estimated that only $24 million of those NOLs would be utilized and even then the utilization would be based on projections of future income. Consequently, we recognized approximately three-years’ worth of those NOLs as part of the purchase accounting. Our decision to sell the LCoS business as of the end of the first quarter caused us to re-evaluate the application of section 382. Under Section 382(h), the annual Section 382 limitation can be increased in any of the first five years following the ownership change if certain “built-in gain” assets are sold. This rule only applies to the extent that the corporation which generated the NOLs also possessed a net unrealized built-in gain (“NUBIG”) on the date of acquisition. We determined that Brillian’s NUBIG was $20 million. With the decision to divest ourselves of our LCOS line of business, approximately $20 million of NOLs expected to expire unused become available to the company upon divestiture. That resulted in a deferred income tax benefit of approximately $3.9 million in this quarter given that management has the ability and intent to liquidate the business in a manner that generates this tax benefit.
     Given that all of the goodwill and intangible assets related to Brillian were impaired during the quarter ended September 30, 2007, we determined the tax benefit expected from the decision to divest of the LCOS line of business relates directly to the charge and therefore should be recorded to earnings in the same period. Furthermore, because of the nature of this item, we recorded the entire benefit as a discrete item in the first quarter rather than treating it as an element in determining the annualized effective tax rate.
Note K  Income (Loss) per Common Share:
     Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.

     Diluted income (loss) per common share reflects the assumed conversion of all dilutive securities. For the three months ended September 30, 2007, the effect of approximately 4.2 million stock options and 2.8 million stock warrants have been excluded from the denominator in calculating income (loss) per share as their effect would have been anti-dilutive. For the three months ended September 30, 2006, the effect of approximately 1.0 million stock options and 2.4 million warrants were excluded from the calculation of income (loss) per share as their effect would have been anti-dilutive.
     The computation of basic and diluted earnings (loss) per share is as follows, in thousands, except per share amounts:

	Three Months Ended
	September 30,
	2007	2006
Basic earnings (loss) per share:
Net income (loss)	$(13,478)	$4,394

Weighted average common shares	91,228	49,172

Basic earnings (loss) per common share	$(0.15)	$0.09

Diluted earnings (loss) per share:
Net income (loss)	$(13,478)	$4,394

Weighted average common shares	91,228	49,172
Options and warrants assumed exercised	—	1,657
Assumed shares issued for convertible debt	—	946
Assumed shares issued for convertible preferred stock	—	3,000

Total common shares plus common stock equivalents	91,228	54,775

Diluted earnings (loss) per common share	$(0.15)	$0.08

Note L  Segment Reporting, Sales to Major Customers, and Geographic Information:
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers.
     We have operated in three segments: the LCD television segment, the LCoS television and display segment (which is being discontinued), and the Digital Camera segment. The following table presents revenues and operating income (loss) for each of our segments (in thousands).

			Digital
	LCD	LCoS	Camera	Total
Three months ended September 30, 2007
Net sales	$133,581	$703	$16,359	$150,642
Operating income (loss)	$8,858	$(37,665)	$(1,264)	$(30,071)
Depreciation and amortization	$737	$892	$235	$1,866
Total assets	$444,278	$46,815	$59,600	$550,693
Three months ended September 30, 2006
Net sales	$85,694	$1,326	$—	$87,020
Operating income (loss)	$14,053	$(4,235)	$—	$9,818
Depreciation and amortization	$151	$866	$—	$1,017
Total assets	$157,210	$39,003	$—	$196,213
     Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.
     For the three months ended September 30, 2007, we recorded sales to Target, Sears and Circuit City of $20.3 million, $16.8 million and $15.7 million, respectively representing 13.5%, 11.1% and 10.4%, respectively of total net sales. For the three months ended September 30, 2006, we recorded sales to SCHOT and Office Depot of $47.7 million, or 54.8%, and $9.2 million, or 10.6%, respectively, of total net sales.

     Net sales by geographic area are determined based upon the location of the end customer. The following sets forth net sales (in thousands) for these geographic areas:

	North
	America	Asia	Europe	Total
Three months ended September 30, 2007
Net sales	$123,778	$17,427	$9,437	$150,642
Three months ended September 30, 2006
Net sales	$38,866	$48,149	$5	$87,020
     All of our assets are located in North America, Europe, Hong Kong, and the United Kingdom.
Note M  Commitments and Contingencies:
Legal Matters
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
     On January 31, 2007, the FCC notified us that importation declarations indicate that we may have violated certain FCC rules with respect to the transition requirements for selling televisions containing high-definition tuners. We responded to the inquiry on a timely basis. On April 30, 2007, we entered into a Tolling Agreement with the FCC based on the FCC’s indication that the FCC would proceed by way of a voluntary compliance plan and contribution by us. Nevertheless, without notice and despite the Tolling Agreement, the FCC issued a Notice of Apparent Liability (“NAL”) on May 30, 2007 imposing a proposed penalty of $2,889,575 against us. We responded on a timely basis to the NAL with detailed corrections significantly reducing the number of the FCC’s claimed violations as well as raising numerous legal and procedural challenges to the NAL. The FCC responded by indicating a desire to resolve this matter through a negotiated Consent Order settlement involving a voluntary contribution by us. Negotiations are continuing at this time. While we cannot predict the outcome of the matter, we have accrued an amount in our financial statements we believe approximates our potential exposure in such a settlement.
     On March 7, 2007, Funai Electric Co., Ltd. initiated a lawsuit against us and several other digital television manufacturers in U.S. Federal District Court, Central District of California. Funai is currently seeking to consolidate this lawsuit with two other lawsuits making similar claims against other parties unrelated to us. The complaint alleges that we infringed a patent exclusively licensed to Funai by conducting the manufacture and distribution of our Ölevia television models. We believe the Funai patent infringement claim to be without merit and intend to vigorously defend this claim. On October 15, 2007, Funai filed a complaint with the U.S. International Trade Commission regarding its infringement claim, requesting the exclusion from entry into the United States of all products utilizing the patent technology in question. The U.S. International Trade Commission has agreed to accept the matter and we will be responding from the date of that notification. We believe the acceptance by the Commission will result in the pending action in the U.S. Federal District Court being stayed pending the conclusion of the Commission’s proceedings. Although we believe the claim to be without merit, the outcome of these proceedings cannot be certain and could have a material impact on our financial condition or results of operations and cash flows.
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

Note N  Shareholders’ Equity:
Stock-Based Compensation
     Our 2003 Incentive Compensation Plan (the “2003 Plan”) was adopted and approved on August 26, 2003. Under the 2003 Plan, an aggregate of 1,650,000 shares of common stock were originally available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock, the granting of stock appreciation rights, and the granting of dividend equivalents. On the first day of each fiscal year, an additional number of shares equal to 4% of the total number of shares then outstanding, is added to the number of shares that may be subject to the granting of awards. At September 30, 2007, there were outstanding options to acquire 2,978,599 shares of our common stock under the 2003 plan. In addition, an aggregate of 156,856 shares of restricted common stock had been granted under the 2003 Plan as of September 30, 2007.
     In connection with the merger with Syntax Groups, options that were originally granted under Syntax’s 2005 Stock Incentive 2005 Deferred Stock and Restricted Stock Plan (the “2005 Plan”) were substituted for options to purchase our common stock. We do not intend to grant any additional awards under the 2005 Plan. Under the 2005 Plan, an aggregate of 1,000,000 shares of Syntax common stock were originally available for issuance pursuant to options granted to acquire common stock and the direct granting of restricted common stock and deferred stock. At the time of the merger, there were options to purchase 982,900 shares of Syntax Groups common stock under the 2005 Plan that were substituted for options to purchase 1,511,604 shares of our common stock. At September 30, 2007, options to purchase 1,184,896 shares of our common stock remained outstanding under the 2005 Plan.
     In July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires us to recognize expense related to the estimated fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the fiscal year ended June 30, 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not vested, as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based awards granted subsequent to July 1, 2005, was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. We recognize the stock-based compensation expense ratably over the requisite service periods, which is generally the option vesting term of 12 to 50 months. All stock options have a term of 10 years. Stock-based compensation expense for the three months ended September 30, 2007 and 2006 was $1.5 million and $481,000, respectively.
     The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended
	September 30,
	2007	2006
Expected life (in years)	6.0	5.0
Expected volatility	77%	82%
Risk-free interest rate	4.38%	4.99%
Dividend yield	N/A	N/A
     The per share weighted average exercise price of the stock options awarded in the three months ended September 30, 2007 and 2006 was $5.03 and $2.03, respectively, and the per share weighted average fair value was $3.47 and $1.57, respectively, based on the fair market values of our common stock on the respective dates of grant.

     The following table summarizes information about our stock option transactions:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(in thousands)
Outstanding at June 30, 2007	4,122,296	$4.06
Granted	262,050	5.03
Exercised	3,288	2.14
Forfeited and expired	157,563	2.58

Outstanding at September 30, 2007	4,223,495	$4.17	7.9	$5,767

Vested and expected to vest at September 30, 2007	4,171,530	$4.17	7.8	$5,696

Exercisable at September 30, 2007	3,184,190	$4.32	7.6	$4,042

     At September 30, 2007, there was $2.9 million of total unrecognized compensation cost related to non-vested options granted under the plans. Of the total, $852,000 will be recognized in fiscal 2008; $813,000 will be recognized in fiscal 2009; and $1.2 million will be recognized thereafter.
     During the quarter ending September 30, 2007, we issued 81,307 shares of our common stock in order to satisfy approximately $440,000 in sales commissions earned during the quarter ended June 30, 2007 by sales agents for us.
Warrants
     The number of shares of common stock issuable under warrants related to various private placements and the respective exercise prices are summarized as follows:

		Shares of	Per
		Common	Share
	Expiration	Stock Issuable	Exercise
Warrants Relating to Issuance of:	Date	Under Warrants	Price
April 2005 7% Convertible Debentures	10/10/2010	25,988	$1.57
July 2005 4% Convertible Debentures	01/08/2011	225,000	$2.63
July 2005 9% Secured Debentures	01/08/2011	76,656	$2.63
December 2005 Convertible Preferred Stock	06/27/2011	1,482,500	$5.00
March 2006 Common Stock	09/26/2010	750,000	$5.00
December 2006 Common Stock	05/31/2010	64,683	$9.28
March 2007 Common Stock	09/24/2010	211,817	$8.78

Total Warrants Outstanding		2,836,644

Note O  Subsequent Events:
     On October 16, 2007, we announced that we intended to close or divest, through the sale to third parties, our business associated with our LCoS technology. We are currently negotiating the divesture of certain assets associated with LCoS technology. As discussed in more detail in note H, we performed an impairment analysis at September 30, 2007 and determined goodwill and intangible assets associated with the LCoS line of business had become impaired. Accordingly, we have recorded a charge for the write-off of these assets in the amount of $28.3 million during the three months ended September 30, 2007. In addition, as part of our divesture, we expect to incur approximately $800,000 related to employee retention and termination costs which will be charged to expense over the next three months. At September 30, 2007, we had approximately $4.6 million in inventory and $7.2 million in fixed assets included in our assets related to our LCoS segment. Although currently believe the net assets of our LCoS business segment are recoverable, we are uncertain at this time, based upon the contemplated disposal transactions, how much, if any, additional impairment exists. Therefore, we have not recognized any impairment associated with these assets for the period ending September 30, 2007.
     On October 26, 2007, we entered into a five-year Credit and Guarantee Agreement with various lenders providing for an aggregate borrowing of up to $250.0 million. In connection with the Credit and Guarantee Agreement, we issued warrants for the purchase of approximately 5.28 million shares of our common stock at an exercise price of $0.01 per share and exercise term of 10 years to the various lenders. In connection with the issuance of these warrants, we entered into a Registration Rights Agreement with the warrant holders, which provides for certain mandatory and “piggyback” registration rights with respect to our common stock issuable upon exercise of the warrants. We also entered into a Warrant holders Rights Agreement with the warrant holders and certain of our stockholders under which we and those stockholders are subject to certain tag-along and preemptive rights and restriction on the transfer of shares of our common stock. In addition, in consideration of placement agent services provided, we will issue a warrant to purchase 83,149 shares of our common stock at an exercise price of $0.01 per share and an exercise term of three years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table sets forth selected statements of operations data as a percentage of net revenues:

	Three Months Ended
	September 30,
	2007	2006
Net revenues	100.0%	100.0%
Cost of sales	86.3%	78.8%

Gross margin	13.7%	21.2%

Operating Expenses:
Selling, distribution and marketing	5.7%	3.6%
General and administrative	8.4%	4.7%
Research and development	0.8%	1.6%
Impairment of intangible assets	18.8%	0.0%

Operating income	(20.0)%	11.3%

Other expense, net	(0.5)%	(3.7)%

Income (loss) before income taxes	(20.5)%	7.6%
Income tax (expense) benefit	11.6%	(2.5)%

Net income (loss)	(8.9)%	5.1%

     Three months ended September 30, 2007 compared with three months ended September 30, 2006
     Net Sales. Net sales increased 73.1% to $150.6 million in the first quarter of fiscal 2008 from $87.0 million in the first quarter of fiscal 2007. Net sales, excluding sales attributable to our Vivitar division, which was acquired in November 2006, increased 54.3% to $134.2 million in the first quarter of fiscal 2008. Net sales consisted of LCD HDTV sales of $133.6 million, LCoS sales of $703,000 and digital camera sales of $16.3 million.
     LCD television revenue of $133.6 million represents an increase of 55.9% from $85.7 million in the comparable quarter of the previous year. The increase in LCD HDTV revenue was a result of increased unit shipments. During the quarter ended September 30, 2007, we shipped approximately 240,000 units compared with approximately 144,000 units in the quarter ended September 30, 2006.
     Average selling prices for LCD televisions decreased 6.7% to $556 per unit for the quarter ended September 30, 2007 from $595 per unit in the comparable quarter of the previous year. The weighted average screen size of units sold in the quarter ended September 30, 2007 increased to 33.47 inches from 29.71 inches in the comparable quarter of the previous year. The average selling price per diagonal inch of screen size was $16.61 and $20.19 in the quarters ended September 30, 2007 and 2006, respectively. The decrease in average selling price from the comparable period in the previous year was primarily due to a shift in sales from Asia to the U.S. market. Sales made in Asia have a higher selling price than comparable unit sales made in the U.S. market due to the fact that we do not provide similar channel discounts or incentives through our distribution network in Asia.
     LCoS revenue in the first quarter of fiscal 2008 was $703,000 compared with $1.3 million in the first quarter of fiscal 2007. The decrease in LCoS revenue was consistent with the consumer market acceptance and preference for LCD televisions.
     Digital camera revenue in the first quarter of fiscal 2008 was $16.4 million. We acquired Vivitar on November 21, 2006. Therefore, we did not have any digital camera revenue in the quarter ended September 30, 2006.
     Net sales in North America totaled $123.8 million, or 82.2% of total net sales, in the first quarter of fiscal 2008 compared with $38.9 million, or 45% of total net sales, in the first quarter of fiscal 2007. Net sales in Asia totaled $17.4 million, or 11.6% of total net sales, in the first quarter of fiscal 2008 compared with $48.1 million, or 55% of total net sales, in the first quarter of fiscal 2007. Net sales in Europe totaled $9.4 million, or 6.2% of net sales, in the first quarter of fiscal 2008, compared with $5,000, or less than 1% of total net sales, in the first quarter of fiscal 2007. The increase in net sales in North America was attributable to market penetration through major consumer electronic and consumer goods national retail chains for our LCD televisions.

     Cost of Sales. Cost of sales was $130.0 million, or 86.3% of net sales, in the first quarter of fiscal 2008 compared with $68.6 million, or 78.8% of net sales, in the first quarter of fiscal 2007.
     LCD HDTVs cost of sales totaled $110.2 million, or 82.5% of LCD HDTV net sales, in the quarter ended September 30, 2007 compared with $65.1 million, or 76.0% of LCD HDTV net sales, in the quarter ended September 30, 2006. Cost of sales per unit decreased 2.5% to $459 in the quarter ended September 30, 2007 compared with $471 in the quarter ended September 30, 2006. The decrease in our LCD HDTVs cost of sales was attributable to approximately 69.4% fewer sales in the Asian market than in the comparable quarter. Sales made in the Asian market have a higher selling price than comparable unit sales made in the U.S. market. Sales made to the Asian and U.S. market in the quarter ended September 30, 2007 were 11% and 89% of total sales, respectively. Sales made to the Asian and U.S. market in the quarter ended September 30, 2006 were 55% and 45%, respectively. Cost of sales per diagonal inch of screen size decreased 13.6% to $13.70 in the quarter ended September 30, 2007 compared with $15.86 in the quarter ended September 30, 2006. Cost of LCD HDTV sales in the quarter ended September 30, 2007 and 2006 includes purchases from Kolin totaling $71.1 million and $53.9 million, respectively, net of rebates and price protection.
     In the quarter ended September 30, 2007 and 2006, we received credits from Kolin for price protection of $24.0 million and $4.3 million, respectively, representing 14.8% and 4.0% of purchases from Kolin, respectively, which were credited to cost of sales in the period received as these price protection credits related to inventory purchased from Kolin that had been sold to our customers during the respective periods.
     As of September 30, 2007, deferred warranty was $15.4 million. Recognized reimbursements for warranty expense, which are recorded as a reduction in cost of sales, totaled $11.4 million and $6.6 million for the three months ended September 30, 2007 and 2006, respectively.
     In the first fiscal quarter of fiscal 2008, we recorded $5.0 million of cost of sales for LCoS, or 709.1% of LCoS net sales, compared with $3.5 million, or 262.2% of LCoS net sales, in the first quarter of fiscal 2007. The large negative gross margin in both periods resulted primarily from excess production capacity and a low volume of shipments. To date, our LCoS manufacturing capacity has exceeded our sales and manufacturing demand, resulting in the inability to fully absorb the cost of our manufacturing infrastructure. A significant portion of our manufacturing costs are fixed in nature and consist of items such as utilities, depreciation, and amortization. The amounts of these costs do not vary period to period based on the number of units produced, and the amounts of these costs cannot be adjusted in the short term. Therefore, in periods of lower production volume, these fixed costs are absorbed by a lower number of units, thus increasing the cost per unit. In October 2007, we announced our intent to divest, either through the sale of our LCoS assets or through shut down, our LCoS line of business.
     Digital camera cost of sales totaled $14.8 million, or 90.5% of digital camera net sales, in the quarter ended September 30, 2007.
     Selling, Distribution, and Marketing Expense. Selling, distribution, and marketing expenses totaled $8.5 million, or 5.7% of net sales, in the quarter ended September 30, 2007 compared with $3.1 million, or 3.6% of net sales, in the quarter ended September 30, 2006. Selling, distribution, and marketing expense in the quarter ended September 30, 2007 included $825,000 related to Vivitar, which was acquired in November 2006. Selling, distribution, and marketing expenses excluding Vivitar were $7.7 million, or 4.1% of net sales. The remainder of the increase in selling, distribution, and marketing expenses in the quarter ended September 30, 2007 was primarily related to advertising expenses and marketing costs used to develop our distribution channel for LCD HDTV’s. Advertising expense, including co-op advertising, was $3.5 million and $2.1 million in the quarter ended September 30, 2007 and 2006, respectively.
     General and Administrative Expense. General and administrative expense totaled $12.6 million, or 8.4% of net sales, in the quarter ended September 30, 2007 compared with $4.1 million, or 4.7% of net sales, in the quarter ended September 30, 2006. General and administrative expense in the quarter ended September 30, 2007 included $2.0 million related to Vivitar, which was acquired in November 2006. General and administrative expenses excluding Vivitar were $10.6 million, or 7.0% of net revenue. The remainder of the increase from the quarter ended September 30, 2006 included increases in compensation expenses, including salaries and wages and stock compensation costs, as well as increased legal fees and bad debt expense associated with the increase in net sales.
     Impairment of Intangible Assets. During the quarter ended September 30, 2007, we determined the intangible assets related to the LCoS business segment were impaired. As a result, we recorded an impairment charge of $28.3 million.
     Research and Development Expense. Research and development expense totaled $1.2 million, or 0.8% of net sales, in the quarter ended September 30, 2007, compared with $1.4 million, or 1.6% of net sales, in the quarter ended September 30, 2006.

     Interest Expense. In the first quarter of fiscal 2008, we recorded net interest expense of approximately $800,000 compared with $3.2 million in the first quarter of fiscal 2007. In the quarter ended September 30, 2007, we incurred interest expense related to our credit facilities with Preferred Bank and CIT totaling approximately $1.8 million. Interest expense recorded in the quarter ended September 30, 2006 included the amortization of issuance costs and costs associated with the issuance of warrants and the original issue discount associated with our previously issued and outstanding redeemable convertible preferred stock and convertible debentures totaling approximately $2.5 million.
     Income Tax. We record income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”. We recognize income tax expense as we recognize taxable net income on a financial reporting basis, to the extent net income exceeds our tax loss carry forwards.
     We recorded income tax benefit of $17.4 million in the quarter ended September 30, 2007 compared with income tax expense of $2.2 million in the quarter ended September 30, 2006. The amount of income tax expense in the quarter ended September 30, 2007 is based on an estimate of the effective tax rate to be recorded for the full fiscal year ending June 30, 2008 of approximately 45% plus the additional tax benefit of $7.6 million related to the realization of net operating loss carry forwards attributable to our LCoS business. These operating losses had been previously unavailable for utilization in accordance with the Internal Revenue Code’s rules related to purchased net operating losses and will become available for recapture as a result of our planned divesture of our LCoS business. Our effective tax rate for the period ended September 30, 2007 was approximately 37%. The increase in our effective tax rate is primarily attributable to the utilization of net operating loss carry forwards in the previous comparable period.
     Net Income (Loss). Net loss was $13.5 million in the first quarter of fiscal 2008 compared with net income of $4.4 million in the first quarter of fiscal 2007. Our net income in the quarter ended September 30, 2007 was negatively impacted by our recognition of a $28.3 million impairment in goodwill and intellectual property associated with our LCoS line of business.
Liquidity and Capital Resources
     At September 30, 2007, we had $18.0 million of cash and cash equivalents. At June 30, 2007, we had $28.7 million of cash and cash equivalents.
     Net cash used in operating activities in the three months ended September 30, 2007 was $42.5 million compared with net cash provided by operating activities of $3.3 million in the comparable three-month period of the prior year. The operating cash outflow in the three months ended September 30, 2007 was primarily a result of increases in accounts receivable and due from factor and tooling deposits, which was partially offset by the net decrease in our investment in inventories and increase in accounts payable. The operating cash inflow in the three months ended September 30, 2006 was primarily a result of net income and an increase in payables, which was partially offset by increases in net receivables, net inventories, and net deposits. The large increase in accounts receivable in the three months ended September 30, 2007 was primarily a result of the significant increase in net sales to our Asian distributor during the quarters ended June 30, 2007 and September 30, 2007. We grant payment terms to our Asian distributor of net 120 days, which is customary in the region. As of September 30, 2007, accounts receivable from our primary Asian distributors totaled $123.2 million, of which approximately $11.7 million was past due. As of November 8, 2007, $98.0 million of the accounts receivable from our Asian distributor were past due. We believe that this payment lag from our distributor is temporary in nature and anticipate a return to compliance with payment terms by December 31, 2007. We have approximately 3 years of sales and payment history with this distributor without significant non-payment issues. We believe we will collect the outstanding past due amounts.
     Net cash used by investing activities in the three months ended September 30, 2007 was $1.1 million compared with $5.4 million in the comparable period of the prior year. Net cash used by investing activities in the three months ended September 30, 2007 included additional funding for joint venture investments of $1.0 million and the purchases of equipment of $97,000. Net cash used for investing activities in the three months ended September 30, 2006 primarily represented our investment of $5.6 million for the licensing of technology used in the manufacture of our LCD HDTV product line.
     Net cash provided by financing activities in the three months ended September 30, 2007 was $33.2 million compared with $3.0 million in the three months ended September 30, 2006. Net cash provided by financing activities in the three months ended September 30, 2007 consisted primarily of net proceeds from bank loans of $13.3 million and $19.9 million related to the issuance of common stock related to a private placement.
     We have historically funded our operations and operating cash outflows through the use of vendor accounts payable terms, notes payable, and bank lines of credit with a borrowing base calculated as a percentage of eligible accounts receivable as explained below and through the issuance of long-term debt and preferred stock.
     We believe that the cash from operations and the increased credit facilities will be sufficient to sustain operations at the current level for the next 12 months. However, if we continue to experience rapid revenue growth, additional capacity under accounts receivable lines of credit or other sources of financing, such as long-term debt or equity financing, may be necessary. If sufficient additional financing is not available, we would need to curtail our growth rate in order to have sufficient cash to continue our operations.
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
     As of September 30, 2007, we were party to business loan agreements with various financial institutions as follows:
Preferred Bank
     On June 26, 2007, we executed a promissory note in favor of Preferred Bank in the total amount of $17.8 million which replaced two previously issued promissory notes totaling $14.0 million. This new promissory note bears interest at Preferred Bank’s prime rate plus 0.50% and matures on January 7, 2008. The promissory note is secured by a cash collateral account maintained by Kolin in the amount of $15.8 million and $2.0 million of the amount is secured by personal guarantees of three of our directors and/or executive officers and by the Vice Chairman of Kolin. On July 26, 2007, the amount of borrowings subject to the personal guarantees was increased from $2.0 million to $4.0 million and the expiration of the agreement was extended to December 5, 2008.
     On July 26, 2007, we entered into an amended and restated business loan and security agreement and Fifth Amended and Restated Promissory Note — Variable Rate with Preferred Bank to increase our existing credit facility to the lesser of $75 million or our Borrowing Base (as defined in the amended loan agreement). The expiration date of this loan and security agreement is December 5, 2008. The total amount of borrowings permitted under the amended loan agreement is subject to the following limitations: (a) $10 million for the issuance of letters of credit, and (b) up to $65 million for general working capital. The borrowings under the facility bear interest at Preferred Bank’s prime rate plus 0.50%.
     At September 30, 2007, we had $64.7 million outstanding under our Preferred Bank Credit facility and had available for additional borrowing of $300,000. At September 30, 2007, Preferred Bank’s prime rate of interest was 8.25%.
     The Preferred Bank credit facilities described above were repaid and replaced by a new $250.0 million loan and working capital line of credit entered into on October 26, 2007 and more fully described below.
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
Silver Point Finance
     On October 26, 2006, we entered into a five year Credit and Guarantee Agreement with Silver Point Finance and various lenders providing for aggregate borrowing of up to $250.0 million. The facility is secured by a first lien on the assets of the company. Borrowings under the credit facility are dependent upon mixed advance rates tied to inventory and accounts receivable and will bear interest at the lesser of the Base Rate plus 5.0% or LIBOR plus 6.0%. The Base Rate is equal to, for any day, a rate per annum equal to the greater of (1) 5% per annum, and (2) the greater of (a) the prime rate in effect on such day, and (b) the federal funds effective rate in effect on such day plus 1%.
     The Credit and Guarantee Agreement is secured by a first priority blanket lien on substantially all of our assets, including a pledge of all the capital stock of each of our domestic subsidiaries and 65% of all the capital stock of each of our first tier foreign subsidiaries. The obligations under the credit agreement are also guaranteed by our domestic subsidiaries.

     The Credit and Guarantee Agreement contains certain financial covenants, including minimum fixed charge coverage ratios, maximum leverage ratios, and minimum EBITDA and revenue levels. In addition, we are subject to certain limitations on indebtedness, liens, investments, acquisitions, dividends, stock repurchases and redemptions, redemption or prepayment of other debt, mergers, consolidations, sales of assets, capital expenditures, and transactions with affiliates. We are subject to customary events of default, including, without limitation, nonpayment of principal, interest, violation of covenants, change of control and material judgments. The Credit and Guarantee Agreement also contains events of default that are tied to dissolution, insolvency, or bankruptcy events of certain of our key business partners.
     Initial funding under this Credit and Guarantee Agreement totaled $150.0 million of which $79.5 million was used to pay-off and replace the existing credit facility with Preferred Bank and the outstanding balance payable under our CIT accounts receivable factoring agreement, $8.1 million was used to for the payment of associated transaction fees and $62.4 million was used for general working capital. As additional compensation for Silver Point’s services, we issued ten-year warrants for the purchase of approximately 5.28 million shares of our common stock at an exercise price of $0.01 per share. The value of these warrants was determined to be approximately $23.1 million and will be amortized over the expected term of the agreement using the interest rate method.
     Amounts outstanding under the various credit agreements described above were as follows (in thousands):

	September 30,	June 30,
	2007	2006
Preferred Bank revolving credit facility	$64,700	$49,276
Preferred Bank $17.8 million promissory note	17,800	17,800
CIT $15 million credit facility	8,949	11,063

Total	$91,449	$78,139

Aggregate Contractual Obligations and Commercial Commitments
     The following table lists our contractual commitments as of fiscal year end June 30, 2007 (in thousands):

		Less than 1			More than
	Total	Year	1-3 Years	4-5 Years	5 Years
Loans payable — bank	$91,449	$91,449	—	—	—
Advertising commitments	39,651	19,751	$19,900	—	—
Purchase orders	86,805	86,805	—	—	—
Facilities leases	15,858	3,898	9,596	$2,026	$338
Investment Commitments	2,546	2,546	—	—	—

Total	$236,309	$204,449	$29,496	$2,026	$338

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
     Our critical accounting policies are disclosed in our 2007 Annual Report on Form 10-K filed with the SEC on September 13, 2007. During the three months ended September 30, 2007, there have been no significant changes in our critical accounting policies, except as discussed below.
     Revenue Recognition — We recognize revenue from product sales, net of estimated returns, when pervasive evidence of a sale exists. Such evidence includes product shipped under an arrangement with a customer where the risk of loss and title has passed to the customer; the sales price or fee is fixed or determinable; and collection of the resulting receivable is reasonable assured. The Company estimates the liability for sales returns based upon historical experience of return levels and records estimated reductions to revenue for customer and distributor programs and incentive offerings, including price markdowns, promotions, and other volume based incentives.
     We have recently commenced selling to a new distributor in Asia. Due to lack of collection history and experience with this distributor, we have deferred revenue recognition until the distributor payments are received by us for the goods sold in accordance with the Staff Accounting Bulletin 104 issued by the SEC. Upon shipment, amounts billed to the distributor are included as accounts receivable and inventory is relieved with the resulting gross profit deferred and reflected as a current liability. At September 30, 2007, we had recorded deferred gross profit on shipments to distributors of $10.1 million related to this distributor.
     Deferred Taxes and Uncertain Tax Position — We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the information available we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization.
     In July 2006 the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.
     We recorded income tax benefit of $17.4 million in the quarter ended September 30, 2007 compared with $2.2 million for the quarter ended September 30, 2006. The computation of income tax expense contained two discrete items that had a significant impact on the effective tax rate for the quarter: (1) additional tax related to the non-deductibility of the goodwill impairment and (2) a tax benefit related to the recognition of additional net operating losses (“NOLs”) due to a change in judgment related to our ability to utilize NOLs.
     The tax benefit related to the recognition of NOLs stems from our original acquisition of Brillian. At the time of acquisition (December 2005) Brillian possessed approximately $44 million of federal and state NOLs. However, because Brillian underwent a greater than 50 percent change in control those NOLs became subject to a limitation imposed under Internal Revenue Code Section 382 that limits the annual utilization of NOLs to $1.2 million per year. Based on this limitation, we estimated that only $24 million of those NOLs would ever be capable of being utilized. Furthermore, we recorded a valuation allowance for all but three-years’ worth of NOL utilization because the only source of income available to absorb those NOLs is future pretax book income equal to the annual section 382 limitation.
     In the first quarter, we reached a decision to dispose of the LCoS business in the near future. This decision caused us to re-evaluate our ability to utilize additional NOLs. Under section 382(h), a loss corporation’s annual section 382 limitation can be increased in any of the first five years following the ownership change if certain “built-in gain” assets are sold. This rule only applies to the extent the corporation which generated the NOLs also possessed a net unrealized built-in gain (“NUBIG”) on the date of acquistion. We determined that Brillian’s NUBIG was $20 million which is entirely attributable to the intangible assets and goodwill of the LCoS business. Consequently, if we repurpose some or all of those assets in transactions that are considered sales for federal income tax purposes we believe this would trigger the recognition of the NUBIG and consequently increase the current year section 382 limitation by $20 million. This increase would allow us to utilize the $20 million of NOL that has previously been unrecorded.
     It is important to note that the foregoing tax position constitutes a tax planning strategy, as defined in FAS 109. Tax planning strategies can be taken into consideration to determine an enterprises need for a valuation allowance (i.e., in determining whether NOLs can be recognized). However, a tax planning strategy must be more likely than not of succeeding if challenged by the relevant taxing authorities and the strategy must be both prudent and feasible. It is widely recognized that a tax planning strategy cannot be considered prudent if it entails the sale or disposition of key operational assets. Consequently, we have never before considered any tax planning strategy involving the disposition of LCoS intangibles. However, as a result of our decision to exit the LCoS business line in the near future we believe FAS 109 allows us to re-consider our ability to generate additional NOL utilization by implementing a tax planning strategy.
     The viability of this tax planning strategy may change in future periods and cause us to record a valuation allowance against some or all of the $20 million NOL in question. However, we believe a change in viability would only occur in two instances. First, if we decide to resume some aspect of the LCoS business and some of those intangibles resume their status as key operational assets it may become, once again, imprudent to contemplate a future disposition of those assets. Second, if we do not actually execute this strategy prior to the expiration of the five-year recognition period (the period in which the NUBIG can give rise to a greater Section 382 limitation) we will lose the ability to increase the Section 382 limitation by some or all of the NUBIG. The five-year recognition period expires in the second quarter of 2010.
     With regard to the remaining Brillian NOL that is subject to the standard section 382 limitation of $1.2 million, all but three years’ worth of such NOL is subject to a valuation allowance. This valuation allowance will be re-evaluated each year as we utilize the acquired NOLs and measure our ability to project future sources of taxable income. Any future changes in this valuation allowance should result in income tax benefit or expense because the related goodwill and intangible assets have been fully written-off.
     We also possess NOLs from our acquisition of Vivitar. Those NOLs are subject to an annual section 382 limitation and also have an associated NUBIG. We have recorded a valuation allowance for all but three years’ worth of these NOLs. At present, we do not feel that a tax planning strategy is available to utilize a significant amount of that NUBIG. However, since we continue to carry goodwill and intangible assets related to the Vivitar acquisition, the recognition of additional NOLs will be recorded as a reduction to goodwill rather than an income tax benefit.
Impact of Recently Issued Standards
     For information regarding recent accounting pronouncements, see Note 3 to our unaudited condensed consolidated financial statements within Part I, Item 1 of this report.
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

Interest Rate Risk
     At September 30, 2007, we had outstanding balances under our lines of credit of approximately $82.5 million. These credit facilities bear interest at the prime rate (8.25% at September 30, 2007) plus 0.5%. On September 30, 2007, our credit limit under these facilities was $102.0 million. If we were to borrow the full $102.0 million, a 1% increase in the prime rate would result in incremental estimated annual interest expense of $1.0 million annually.
Foreign Currency Risk
     We recorded approximately $1.8 million of revenue denominated in Canadian dollars in the three months ended September 30, 2007. We recorded a $1,823 foreign currency exchange gain in the three months ended September 30, 2007. We had minimal foreign currency gains or losses in the quarter resulting from the acquisition of Vivitar on November 21, 2006. However, going forward, we will be exposed to foreign currency exchange gains and losses with our international Vivitar offices, which are located in the United Kingdom, France, and to a lesser extent, in Hong Kong.
Credit Risk
     We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. With the exception of our Asian distributors, concentration of credit risk with respect to accounts receivable are limited due to the nature of our customer base. Our accounts receivable from our Asian distributors totaled $179.4 million at September 30, 2007. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risk.
Equity Price Risk
     We hold investments in capital stock of privately held companies. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that is other-than-temporary. From inception through September 30, 2007, we have not recorded any impairment losses on strategic investments. As of September 30, 2007, our strategic investments had a carrying value of $2.5 million, and we have determined that there was no impairment in these investments at that date. We cannot provide assurance that our investments will continue to have the above-mentioned results, or that we will not lose all or any part of these investments.
Cautionary Factors That May Affect Future Results
     This report contains forward-looking information about our financial results, estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They often include words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “will”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results.
     We cannot guarantee any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K or 10-K reports to the SEC. The Form 10-K that we filed with the SEC on September 13, 2007 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them under the heading “Risk Factors” and in Form 10-K. We incorporate that section of the Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s website at www.sec.gov.

ITEM 4. CONTROLS AND PROCEDURES
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
     An evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2007.
     As discussed in the Annual Report on Form 10-K for the year ended June 30, 2007, management’s assessment identified the following material weaknesses:
•	Inventory Process — Controls over physical inventory receiving, counting and movement as well as inventory cut-off, and valuation were inadequate.

•	Revenue Process — Controls over the revenue recognition cut-off were inadequate. Our revenue cut-off procedures at June 30, 2007 improperly reversed product in transit that should have been recorded as sales in the appropriate accounting period.

•	Income Tax Provision Process — Controls over the review and preparation of our income tax provision were inadequate. Our provision improperly understated our income taxes payable balance by a material amount.

•	Financial Statement Close Procedures — Our independent registered public accounting firm identified a number of adjustments which were in addition to those relating to the material weaknesses identified above. This has caused us to conclude that controls related to our analysis, evaluation, and review of our 2007 financial information which gave rise to the adjustments has resulted in a material weakness. The specific control deficiencies consisted of the following:
•	The review and analysis of the subjective areas of reserves and allowances has insufficient controls over certain subjective estimates in evaluating the propriety of the related ending balances. The review control did not call for a critical evaluation of the inputs that should be used in the estimation process to evaluate the propriety of the period ending balances which weakness resulted in material reductions to the related allowance for doubtful accounts and warranty reserve in our 2007 financial statements.

•	An inappropriate level of review of certain significant financial statement accounts and financial statement disclosures in non-subjective areas to verify the propriety of the recorded and reported amounts; insufficient analysis, documentation, review, and oversight of the financial statements of foreign subsidiary financial information during consolidation; and

•	Insufficient staffing of the accounting and financial reporting function.
     In aggregate, these control deficiencies result in a more than remote likelihood that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected in a timely manner. The foregoing material weakness resulted in adjustments to certain accounts in our 2007 financial statements, including fixed assets, other current and long-term assets, accounts payable, accrued liabilities and other operating expenses.
Changes in Internal Control Over Financial Reporting
     During the first quarter of fiscal 2008, management began implementing actions to correct these material weaknesses. These included development and communication of new policies and procedures; increased scrutiny and review of accounting areas requiring higher levels of management judgment; improved oversight of our periodic financial close; and an evaluation of staffing related to our accounting and financial reporting function.
     While we have made progress, corrective actions have not been fully completed to permit management to conclude that the above referenced material weaknesses had been fully remediated as of September 30, 2007. However, we identified an additional material weakness in revenue recognition beyond the cut-off weakness discussed herein. We did not have controls in place to properly apply all of the revenue recognition elements of SAB 104 for a new distributor and initially recorded as revenue a material amount that was subsequently determined to require deferral of revenue recognition.
     During September 2007, our Chief Financial Officer, who was responsible for supervising the daily financial operations, left the company. In October 2007, we hired a new Chief Financial Officer, who was previously our Audit Committee Chairman, and who will now be responsible for supervising the daily financial operations of the company. In October 2007, our Corporate Controller and Chief Accounting Officer, who was responsible for directing daily financial operations, left the company. Our new Chief Financial Officer assumed the role of Chief Accounting Officer and subsequently hired an individual to assume the role of Vice President Financial Reporting to provide direct supervision over financial reporting controls and procedures. We are currently in the process of recruiting an new board member who qualifies as independent in accordance with NASDAQ rules and meets the financial expert requirements to fill the role of Audit Committee Chairman. We do not believe that the above departures and subsequent replacements has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
     On January 31, 2007, the FCC notified us that importation declarations indicate that we may have violated certain FCC rules with respect to the transition requirements for selling televisions containing high-definition tuners. We responded to the inquiry on a timely basis. On April 30, 2007, we entered into a Tolling Agreement with the FCC based on the FCC’s indication that the FCC would proceed by way of a voluntary compliance plan and contribution by us. Nevertheless, without notice and despite the Tolling Agreement, the FCC issued a Notice of Apparent Liability (“NAL”) on May 30, 2007 imposing a proposed penalty of $2,889,575 against us. We responded on a timely basis to the NAL with detailed corrections significantly reducing the number of the FCC’s claimed violations as well as raising numerous legal and procedural challenges to the NAL. The FCC responded by indicating a desire to resolve this matter through a negotiated Consent Order settlement involving a voluntary contribution by us. Negotiations are continuing at this time. While we cannot predict the outcome of the matter, we have accrued an amount in our financial statements we believe approximates our potential exposure in such a settlement.
     On March 7, 2007, Funai Electric Co., Ltd. initiated a lawsuit against us and several other digital television manufacturers in U.S. Federal District Court, Central District of California. Funai is currently seeking to consolidate this lawsuit with two other lawsuits making similar claims against other parties unrelated to us. The complaint alleges that we infringed a patent exclusively licensed to Funai by conducting the manufacture and distribution of our Ölevia television models. We believe the Funai patent infringement claim to be without merit and intend to vigorously defend this claim. On October 15, 2007, Funai filed a complaint with the U.S. International Trade Commission regarding its infringement claim, requesting the exclusion from entry into the United States of all products utilizing the patent technology in question. The U.S. International Trade Commission has agreed to accept the matter, and we will be responding from the date of that notification. We believe the acceptance by the Commission will result in the pending action in the U.S. Federal District Court being stayed pending the conclusion of the Commission’s proceedings. Although we believe the claim to be without merit, the outcome of these proceedings cannot be certain and could have a material impact on our financial condition or results of operations and cash flows.
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
ITEM 1A. RISK FACTORS
     Information regarding risk factors appears in Part I, Item 3 of this report under the heading “Cautionary Factors That May Affect Future Results” and in Item IA of our 2007 Annual Report on Form 10-K filed with the SEC on September 13, 2007, which are both thereby incorporated by reference into this Item 1A.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit
31.1	Rule 13a—14 (a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a—14 (a)/15d—14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SYNTAX-BRILLIAN CORPORATION

Date: November 14, 2007	By:	/s/ John S. Hodgson
John S. Hodgson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
31.1	Rule 13a—14 (a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a—14 (a)/15d—14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer