Form 10-Q/A
period 2007-09-30
SYNTAX-BRILLIAN CORP
filed 2007-11-15
CIK 1232229

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

SYNTAX-BRILLIAN CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2007

EXPLANATORY NOTE
     This Amendment No. 1 to our Quarterly Report on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, originally filed with the Securities and Exchange Commission on November 14, 2007 (the “Original Filing”). We are filing this Amendment No. 1 to amend our disclosure in Part I, Item 1. Financial Statements — Condensed Consolidated Balance Sheets. In addition, we are including certain currently dated certifications. Except as described in this Explanatory Note, no other changes have been made to the Original Filing, and this Amendment No. 1 does not amend or update any other information set forth in the Original Filing.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNTAX-BRILLIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share data)

	September 30,	June 30,
	2007	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,967	$28,679
Accounts receivable and due from factor, net	266,230	210,115
Inventories	56,378	34,499
Inventory deposit with Kolin (a related party)	—	70,000
Inventory deposits with vendor	—	8,253
Tooling deposit with Kolin	123,308	65,253
Deferred tax asset	31,232	12,491
Prepaid expenses	2,753	2,578

Total Current Assets	497,868	431,868
Property and equipment, net	12,955	13,921
Investments	2,546	1,540
Intangible assets, net	16,443	36,413
Goodwill	20,526	30,546
Other assets	355	377

Total Assets	$550,693	$514,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Loans payable, bank	$91,449	$78,139
Accounts payable	61,753	31,035
Accounts payable with Kolin	18,373	40,528
Accrued warranty	15,445	12,492
Deferred gross profit on shipments to distributors	10,060	—
Income taxes payable	8,537	18,460
Other current liabilities	16,020	13,903

Total Current Liabilities	221,637	194,557
Deferred tax liability	5,899	4,592

Total Liabilities	227,536	199,149

Stockholders’ Equity:
Common stock, $.001 par value; 120,000,000 shares authorized, issued and outstanding were 93,240,982 at September 30, 2007 and 89,882,414 at June 30, 2007	93	90
Additional paid-in capital	326,370	304,929
Accumulated other comprehensive income	116	441
Retained earnings (accumulated deficit)	(3,422)	10,056

Total Stockholders’ Equity	323,157	315,516

Total Liabilities and Stockholders’ Equity	$550,693	$514,665

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
SYNTAX-BRILLIAN CORPORATION

Date: November 15, 2007	By:	/s/ John S. Hodgson
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